Form 10QSB
period 2000-06-30
INTELISPAN INC /WA/
filed 2000-08-14
CIK 1028156

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 000-30359

                                INTELISPAN, INC.
        (Exact name of Small Business Issuer as specified in its charter)


           WASHINGTON                                           91-1738902
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                       1720 WINDWARD CONCOURSE, SUITE 100
                               ALPHARETTA, GEORGIA
                                      30005
                    (Address of principal executive offices)


                                 (678) 256-0300
                           (Issuer's telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At August 9, 2000 the Registrant had 74,211,254 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                                INTELISPAN, INC.

                            INDEX TO QUARTERLY REPORT

                                 ON FORM 10-QSB

                                                                            Page
Part I. Financial Statements
        Item 1.  Consolidated Financial Statements:

                   Consolidated Balance
                   Sheets .............................................       3

                   Consolidated Statements of
                   Operations .........................................       4

                   Consolidated Statements of Cash
                   Flows ..............................................       5

                   Notes to Consolidated Financial
                   Statements .........................................       6

        Item 2.  Management's Discussion and Analysis of Financial
                   Conditions and Results of
                   Operations .........................................       7

Part II.Other Information

        Item 4.  Submission of Matters to a Vote of Security Holders ..      12

        Item 6.  Exhibits and Reports on Form 8-K .....................      12

Signatures .............................................................     13

                                INTELISPAN, INC.
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT SHARE RELATED DATA)


                                                                         JUNE 30, 2000
                                                                          (Unaudited)
                                     ASSETS
Current assets:
      Cash and cash equivalents .....................................      $ 18,704
      Accounts receivable, net ......................................         1,811
      Prepaid expenses ..............................................           690
      Other current assets ..........................................           420
                                                                           --------
          Total current assets ......................................        21,625
 Property and equipment, net ........................................         3,641
 Intangibles, net ...................................................         8,780
 Other long-term assets .............................................            71
                                                                           --------
                                                                           $ 34,117
                                                                           ========
                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...............................................      $  3,706
     Accrued liabilities ............................................         2,844
       Notes payable to shareholders ................................            57
     Other current liabilities ......................................           876
                                                                           --------
         Total current liabilities ..................................         7,483

Note payable ........................................................           125
Minority Interest ...................................................            89
Shareholders' equity:
     Preferred Stock, $.0001 par value; 10,000,000 shares Authorized;
       25,600 shares issued and outstanding at December 31, 1999 and
       22,000 shares outstanding as of June 30, 2000 ................            --
     Common Stock, $.0001 par value; 250,000,000 shares
       authorized; issued and outstanding 47,471,833 shares in
       1999, and 73,986,706 shares as of June 30, 2000 ..............             7
Additional paid-in capital ..........................................        43,595
Accumulated deficit .................................................       (17,182)
                                                                           --------
         Total shareholders' equity .................................        26,420
                                                                           --------

                                                                           $ 34,117
                                                                           ========

          See accompanying notes to consolidated financial statements.

                                INTELISPAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                            JUNE 30,

                                                                1999               2000              1999              2000

Revenue..............................................            $    113           $    521           $   195          $    915
Cost of sales........................................                 236                695               483             1,278
                                                                 ---------------------------------------------------------------
         Gross loss..................................               (123)              (174)             (288)             (363)

Operating expenses:
     Selling.........................................                 180              1,095               394             1,452
     General and administrative......................                 677              2,623             1,553             4,435
                                                                 ---------------------------------------------------------------

         Total operating expenses....................                 857              3,718             1,947             5,887
                                                                 ---------------------------------------------------------------

         Operating loss..............................               (980)            (3,892)           (2,235)           (6,250)

Interest expense.....................................                (22)                (3)              (25)              (12)
Interest income......................................                 ---                322               ---               609
Other income, net....................................                 ---                 21                 1                19
Minority interest....................................                  19                 16                44                41
                                                                 ---------------------------------------------------------------
         Net loss....................................               (983)            (3,536)           (2,215)           (5,593)

Preferred stock dividends............................                 ---               (61)               ---             (125)

         Net loss applicable to common shareholders..           $   (983)         $  (3,597)         $ (2,215)        $  (5,718)
                                                                ===============================================================

Net loss per common share - basic and diluted........           $   (.05)          $   (.05)         $   (.12)         $   (.08)
                                                                ===============================================================

Weighted average common shares outstanding...........          19,066,561         70,981,500        18,955,873        68,844,966
                                                               =================================================================



          See accompanying notes to consolidated financial statements.

                                INTELISPAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                          SIX MONTHS ENDED
                                                                                                                JUNE 30,

                                                                                                      1999                    2000
Cash flows from operating activities:
     Net loss ........................................................................              $ (2,215)              $ (5,593)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization .................................................                   194                    351
       Minority interest .............................................................                   (44)                   (41)
       Common stock and warrants issued as
           compensation for services .................................................                   349                    246
       Noncash interest expense ......................................................                     6                      6

       Decrease (increase) in assets, net of acquisition:
         Accounts receivable .........................................................                  (158)                  (371)
         Prepaid expenses ............................................................                   135                   (541)
         Other current assets ........................................................                     1                   (237)
         Other long-term assets and intangibles ......................................                     7                    (99)

       Increase (decrease) in liabilities, net of acquisition:
         Accounts payable ............................................................                   143                  2,307
         Accrued expenses ............................................................                   862                    992
                                                                                                    --------               --------


         Net cash used in operating activities .......................................                  (720)                (2,980)
                                                                                                    --------               --------

Cash flows from investing activities:
         Acquisition of subsidiary, net of cash acquired .............................                    --                     17
         Purchase of property and equipment ..........................................                   (24)                (3,302)
                                                                                                    --------               --------

         Net cash used in investing activities .......................................                   (24)                (3,285)
                                                                                                    --------               --------


Cash flows from financing activities:
         Issuance of common stock ....................................................                   742                 17,399
         Costs associated with issuance of common stock ..............................                   (48)                (1,850)

         Proceeds from note payable ..................................................                   205                     --

         Principal payments on notes payable .........................................                    (7)                  (212)
                                                                                                    --------               --------

         Net cash provided by financing activities ...................................                   892                 15,337
                                                                                                    --------               --------

Net increase in cash and cash equivalents ............................................                   148                  9,072

Beginning cash and cash equivalents ..................................................                    27                  9,632
                                                                                                    --------               --------

Ending cash and cash equivalents .....................................................              $    175               $ 18,704
                                                                                                    ========               ========

Non cash investing activities:
         Stock issued for acquisition ................................................              $     --               $  7,000
                                                                                                    ========               ========


          See accompanying notes to consolidated financial statements.

                                INTELISPAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated financial statements of Intelispan, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted principles for complete financial statements.

(1)      INTERIM RESULTS

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1999 contained in the Company's registration statement on Form SB-2.

(2)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). This interpretation provides guidance regarding the application of APB Opinion 25 to stock compensation involving employees. This interpretation became effective in July 2000 and is not expected to have a material effect on the Company's consolidated financial statements.

(3)      RECENT TRANSACTIONS

         On June 30, 2000, the Company purchased all of the issued and outstanding common stock of Devise Associates, Inc., ("Devise") a provider of managed network services. The Company paid approximately $7.4 million for the capital stock of Devise, consisting of $400,000 in cash and approximately 3 million shares of our common stock (valued at $7 million). The aggregate purchase price, including the cost of acquisition costs of approximately $400,000, was allocated to assets acquired in the amount of approximately $1.7 million and certain liabilities assumed in the amount of $1.7 million, based on there approximate fair market values. The preliminary allocation of excess purchase price resulted in approximately $7.8 million of goodwill and is being amortized on a straight-line basis over ten years. This transaction has been accounted for under the purchase method of accounting.

         The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 1999. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been if the acquisition had been effective on January 1, 1999:



                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                            JUNE 30,

                                                                1999               2000              1999              2000
Revenue..............................................          $1,196,458         $1,944,092       $ 2,754,707        $3,463,077
                                                              ===========        ===========       ===========       ===========
Gross Profit.........................................             528,076            609,410         1,114,766         1,258,928
                                                              ===========        ===========       ===========       ===========
Operating loss.......................................         (1,066,603)        (3,551,323)       (2,132,026)       (5,554,382)
                                                              ===========        ===========       ===========       ===========
Net loss per common share............................           $   (.05)          $   (.05)         $   (.10)         $   (.08)
                                                              ===========        ===========       ===========       ===========


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

Except for the historical information contained herein, this report contains forward looking statements that involve risks and uncertainties regarding future business prospects, the value of our common stock, revenue, working capital, accounts receivable collection, liquidity, cash flow, and capital needs that could cause actual results to differ materially.

The managed services and communications industry in general and the managed network solutions industry in particular are in a state of significant change. This makes us susceptible to various factors that may affect future results such as the following: dependence on key customers; risks related to our technology becoming obsolete; no assurance of successful integration and operation of acquired service providers; growth strategy and difficulty in generating growth; revenue mix; dependence on certain business relationships; risks related to intangible assets, high utilization of services by customers under fixed rate service arrangements; competitive market forces; fluctuation in quarterly results; volatility of stock price; and dependence on key personnel.

All references to "we", "our", "us" or "Intelispan" refer to Intelispan, Inc., and its predecessors, operating divisions, and subsidiaries.

This report should be read in conjunction with our Registration Statement on Form SB-2, filed January 10, 2000 and declared effective May 15, 2000, and all supplements and amendments thereto.

OVERVIEW

     We provide managed network services to our customers on an outsourced basis, and we specialize in providing secure and efficient business-to-business communication and electronic commerce solutions. We divide this business into the following three separate lines:

     - Virtual Private Networks. We provide remote and site-to-site access through a secure, virtual private network. A virtual private network is a private network that exists within a public or shared network, including the Internet, through which access is controlled and users can communicate securely.

     - Managed Network Services. We manage the networks used by our customers. We monitor our customers' networks and respond to problems to assure the efficient flow of network traffic. We respond to security threats or problems as they are identified.

     - Consulting and Commerce Services. We provide consulting and electronic commerce services and solutions. With these services, we intend to rapidly enable virtual business communities using our secure networking infrastructure.

     We believe that we differentiate our services by integrating complex technologies to create our own branded network services, which enable our customers to: reduce capital expenditures; reduce exposure to the risks of outdated technology; and reduce time and effort expended obtaining and managing qualified technical personnel.

         We also attempt to differentiate our services through a comprehensive service level agreement with our customers whereby we guarantee that our services will be highly available with minimum downtime.

     Our results of operations include the results of Contego, LLC, a developer of a secure user-authentication product, of which we own 66.8%. The remaining 33.2% ownership in Contego is held by Baltimore Technologies, plc, a United Kingdom-based company. We consolidate our financial reporting with the Contego subsidiary.

     We generate revenue from three primary sources:

     - Sales of our secure remote access services which include flat monthly fees or monthly fees based on actual hourly usage, non-recurring startup costs, and recurring monthly charges for circuit installation and similar charges.

     - Sales of Internet access, both wholesale and retail sales. Historically, these sales have provided the majority of our revenue as we have built market presence and awareness for our other products. We expect internet revenue growth to slow as the market becomes more mature and our service offering becomes bundled into our new product offerings

     - Sales of our professional services, typically as part of designing or modifying a network prior to providing our other services.

     In the near future, as a result of the acquisition of Devise Associates, Inc. ("Devise"), we expect our managed network services practice to provide a larger percentage of our revenue.

     While historically our revenue has been subject to monthly fluctuations and most of our revenue has been based on actual usage by customers, our future virtual private network services revenue will be almost entirely flat fee driven based on the number of users on the network and not on the amount of hourly usage. We expect this change to reduce monthly fluctuations based on the number of workdays in a month and any seasonal fluctuations. We expect the fees that we receive for consulting services to continue to fluctuate monthly as a result of the inconsistent workflow of consulting engagements.

     Our operations have been almost entirely funded through equity and convertible debt financing. We have not had lines of credit or other credit facilities available to us. In January and February 2000, we completed equity financing which generated net proceeds to our company of approximately $17.4 million, which we believe will satisfy our operating capital needs for at least 9 months based upon our current anticipated business activities. In June we secured $2 million of lease financing from Cisco Capital for use in acquiring Cisco network equipment.

     Our company is changing substantially as a result of the equity funds raised in December 1999 and the first two months of 2000, and we believe that an analysis of our historical operating results is not necessarily meaningful. You should not rely on this information as a basis for predicting future performance.

     On June 30, 2000, we acquired all of the capital stock of Devise Associates, Inc., a managed network services company that consults, designs, builds, and services computer networks for Fortune 100 companies as well as small and mid-size companies in the Northeast United States. We paid approximately $7.4 million for the capital stock of Devise, consisting of $400,000 in cash and approximately 3.0 million shares of common stock. We believe that this acquisition strengthens our ability to offer services in the managed network line of business, one of our three targeted markets. The acquisition also provides us with a strong existing customer base to reference prospective clients and to whom we can cross-sell our services.

RESULTS OF OPERATIONS

     The following table provides, for the periods shown, the percentage of total revenue represented by certain line items included in our consolidated statements of operations.


                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                            JUNE 30,

                                                                1999               2000              1999              2000
Revenue..............................................           100.0%            100.0%              100.0%           100.0%
Cost of sales........................................           208.8             133.4               247.7            139.7
                                                              -------           -------             -------          -------
         Gross loss..................................          (108.8)            (33.4)             (147.7)           (39.7)
Operating expenses:
     Selling.........................................           159.3             210.2               202.1            158.7
     General and administrative......................           599.1             503.5               796.4            484.7
                                                              -------           -------             -------          -------
         Total operating expenses....................           758.4             713.7               998.5            643.4
                                                              -------           -------             -------          -------

         Operating loss..............................          (867.2)           (747.1)           (1,146.2)          (683.1)

Interest income (expense) other, net.................           (19.5)             65.3               (12.3)            67.3
Minority interest....................................            16.8               3.1                22.6              4.5
                                                              -------           -------             -------          -------
         Net loss....................................          (869.9)%          (678.7)%          (1,135.9)%         (611.3)%
                                                              =======           =======             =======          =======




RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999.

     Our revenue increased to approximately $521,000 for the three-month period ended June 30, 2000 from $113,000 for the three-month period ended June 30, 1999, an increase of approximately 361%. For the six-month period ended June 30, 2000, our revenue increased to approximately $915,000 from approximately $195,000 for the six-month period ended June 30, 1999. Our revenue from our virtual private network product increased from approximately $73,000 for the three-month period ended June 30, 1999 to approximately $280,000, an increase of approximately 284%. For the six-month period ended June 30, 2000, virtual private network revenue grew to approximately $568,000 from approximately $130,000, an increase of approximately 337%. Our wholesale and retail Internet service revenue increased as well. For the three-month period ended June 30, 2000 Internet revenue increased approximately 531% to approximately $227,000 from $36,000 for the three-month period ended June 30, 1999. For the six-month period ended June 30, 2000 our wholesale and retail Internet service revenue increased 383% to approximately $333,000 from approximately $69,000 for the six-month period ended June 30, 1999. This wholesale and retail Internet service revenue is earned entirely through a reseller over which we have limited control or influence, and we have directed limited resources toward the further development of this non-core portion of our business. In addition to our other revenue, we earned consulting revenue, as a core service offering, for the first time during the three- and six-month period ended June 30, 2000 of approximately $13,000. We earned no consulting revenue during 1999.

     During the second quarter, we began rebranding and repackaging our products in connection with a new marketing campaign. Our services are now being offered based on a flat-fee pricing model. We believe that we are the first virtual private network service provider to offer this pricing model and we believe that this model will be an attractive option for our customers and potential customers.

     During the three month period ended June 30, 2000, we generated revenue from 17 customers and one reseller. For the same period in 1999, we had nine customers and one reseller. The table below sets forth the percentage of revenue generated from these customers.

                                                      PERCENTAGE OF TOTAL REVENUE               PERCENTAGE OF TOTAL REVENUE
                                                          THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                               JUNE 30,                                  JUNE 30,

                                                       1999                  2000                1999                 2000
                  Customer One                         29.3%                46.0%                 33.3%               39.0%
                  Customer Two                         10.6%                14.8%                 11.1%               16.7%
                  Customer Three                       16.0%                  8.5%                16.5%               10.5%
                  Other                                44.1%                30.7%                 39.1%               33.8%


         Three customers each generated more than ten percent of our virtual private network services revenue. The table below sets forth the percentage of revenue from these three customers.

              PERCENTAGE OF VIRTUAL PRIVATE NETWORK SERVICES REVENUE          PERCENTAGE OF VIRTUAL PRIVATE NETWORK SERVICES REVENUE
                                THREE MONTHS ENDED                                                   SIX MONTHS ENDED
                                     JUNE 30,                                                            JUNE 30,
                     1999                              2000                              1999                              2000
                     15.0%                              27.4%                             16.7%                            26.7%
                     22.6%                              15.8%                             24.7%                            16.8%
                       6.8%                             14.8%                              6.6%                            15.1%


     Our cost of sales for the three-month period ended June 30, 2000 was approximately $695,000 compared to approximately $236,000 for the three-month period ended June 30, 1999. For the six-months ended June 30, 2000, our cost of sales was approximately $1.3 million compared to approximately $483,000 for the same period in 1999. Our margin percentage increased to negative 33.4% for the three-month period ended June 30, 2000 from negative 108.8% for the three-month period ended June 30, 1999. For the six-month period ended June 30, 2000, our profit margin increased to a negative 39.7% from a negative 147.7% for the same period in 1999.The increase is attributable to the increased sale of higher margin business, primarily the virtual private network services, because of a higher sales price, and the greater utilization of existing infrastructure, i.e. providing more services over our fixed operating facility. Our cost of sales consists primarily of payments to WorldCom for network usage and the costs of running a network operations center. In addition, we received a credit of approximately $30,000 from WorldCom for billing errors charged primarily during the first quarter of 2000. This credit caused approximately a 5.8% increase in the represented gross margin for the three months ended June 30, 2000.

     Operating expenses increased to approximately $3,718,000 and 713.7% of total revenue for the three months ended June 30, 2000 from approximately $857,000 and 758.4% of total revenue for the three months ended June 30, 1999. For the six months ended June 30, 2000, operating expenses increased to approximately $5,887,000 from approximately $1,947,000 for the same period in 1999. These operating expenses represent 643.4% of revenue for the six months ended June 30, 2000 and 998.5% of revenue for the same period in 1999. The decrease in operating expenses as a percentage of revenue is primarily due to increased revenues. The dollar value increase in operating expenses is primarily due to an increase in payroll and related expense in connection with the addition of approximately 60 people during the first six months of 2000, mostly in the sales and operations areas. On June 30, 2000 we had 107 employees, including 27 hired with the acquisition of Devise. On June 30, 1999 we had 15 employees. For the three months ended June 30, 2000 payroll and related expenses were approximately $2 million, an increase of approximately $1,575,000 over the same period in 1999. For the six-month period ended June 30, 2000, payroll and related expenses were approximately $3,229,000, an increase from $840,000 for the same period in 1999.

     The increase in operating expenses is also the result of approximately $460,000 of professional fees incurred during the three months ended June 30, 2000, compared with $6,000 of professional fees incurred during the three months ended June 30, 1999. We incurred some of these professional fees in connection with our company becoming a "reporting company." Additional fees were the result of obtaining engineering expertise to develop and build our network infrastructure. For the six-month period ended June 30, 2000 professional fees were approximately $909,000 and approximately $103,000 for the same period in 1999.

     During the first quarter of 2000, we opened our new corporate headquarters in Alpharetta, Georgia. Office rent, costs, and administration, including telephone and utilities for the three months ended June 30, 2000 were approximately $191,000, an increase of approximately $127,000 over the same period in 1999 when the expenses were approximately $64,000. For the six-month period ended June 30, 2000 and 1999 these costs were $326,000 and $155,000.

     Our travel and entertainment also increased significantly for the three-month period ended June 30, 2000 over the travel expense for the same period in 1999. The expense rose to approximately $195,000 for the three months ended June 30, 2000 from approximately $44,000 for the three months ended June 30, 1999, an increase of 343%. For the six months ended June 30, 2000 and 1999, these costs were $366,000 and $88,000, an increase of 316%.

     Capital expenditures for the three- and six-month periods ended June 30, 2000 were approximately $2,561,000 and $3,302,000 respectively. We expect this amount to increase substantially during the remainder of fiscal year 2000 as we build out our network infrastructure and servicing capabilities. We expect to depreciate most capital equipment purchases, which will consist primarily of routers, server class computers, software, and network access servers on a straight-line basis over three years. Of the $2,561,000 of equipment acquired during the current period, we anticipate financing approximately $1,000,000 of that equipment. The financing is expected to be accounted for as a capital lease.

     Our net loss increased to approximately $3,536,000 for the three-month period ended June 30, 2000 from a loss of approximately $983,000 for the three-month period ended June 30, 1999. For the six-month periods ended June 30, 2000 and 1999, the net loss increased to approximately $5,593,000 from $2,215,000. Our net loss per share for the three-month period ended June 30, 2000 was approximately $.05 on approximately 71.0 million shares compared with a $.05 loss per share for the three-month period ended June 30, 1999 on approximately 19.1 million shares. For the six-months ended June 30, 2000 the loss per share was $.08 on 68.8 million shares versus a $.12 per share loss on approximately 19.0 million shares outstanding for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of private placements completed in the first quarter of 2000, our cash and cash equivalents balance as of June 30, 2000 was approximately $18.7 million. For the six months ended June 30, 2000, our net cash used in operating activities was approximately $3.0 million. This is the result of the increase of the operating loss. Of our cash used in investing activities for the six months ended June 30, 2000, approximately $3.3 million was used to purchase servers, routers and computers for business operations. The company received approximately $15.3 million from financing activities during the period ended June 30, 2000. As a result of the private placement, for the six months ended June 30, 2000 there was a net inflow of cash and cash equivalents of approximately $17.4 million. We used approximately $.2 million to retire debt and incurred issuance costs of approximately $1.8 million when we issued the common stock. Our working capital requirements for future periods depend upon numerous factors, including the timing of expenditures related to our network infrastructure, the rate at which we expand our staff, and our ability to meet revenue projections, among other items. To help conserve our cash reserves, we plan to continue to lease as many of our assets as possible. We will lease assets, however, only if the lease rates are more favorable to us than purchasing.

     We cannot predict the timing and amount of our future capital expenditures. However, we believe that the cash on hand to fund our current operations through the first quarter of 2001. We intend to accelerate our development and infrastructure spending in the coming calendar quarters if we have sufficient available capital resources. Beyond that period, we may require additional financings, which may come from future equity or debt offerings that could result in further dilution to our shareholders. Adequate capital may not be available at that time and the lack of such capital could adversely affect our business. In the event the ability to obtain future capital looks doubtful, we will exercise prudent business practices and curtail excess spending to maximize our remaining resources.

Acquisition of Devise

     On June 30, 2000, we purchased all of the outstanding common stock of Devise Associates, Inc., a provider of managed network services. The shareholders of Devise received approximately 2.97 million shares of Intelispan common stock and cash consideration of $400,000. Excess purchase price over fair value of net assets acquired of approximately $7.8 million has been recorded as goodwill and is being amortized on a straight-line basis over ten years. This transaction has been accounted for as a purchase.


PART II. OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On June 30, 2000, we acquired all of the capital stock of Devise Associates, Inc. We paid $7,400,000 for the capital stock of Devise, consisting of: (i) $400,000 in cash payable at the closing; and (ii) 2,970,824 shares of our common stock valued at $2.36 per share, which was the average closing price for our common stock as quoted on the NASD OTC Bulletin Board during the ten trading days immediately preceding the date the parties signed the merger agreement. We issued the shares of common stock to the former shareholders of Devise without registration under the Securities Act of 1933 in reliance on the exemption provided by Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of our shareholders on April 4, 2000. The following items were voted upon by our shareholders:

     Proposal to change our company's state of incorporation from the state of Washington to the state of Delaware by approval and adoption of an Agreement and Plan of Merger pursuant to which we will merge into a newly formed Delaware corporation. Upon effectiveness, the reincorporation provides for the conversion of shares of the Washington corporation into shares of the Delaware corporation, on the basis of one share of common stock of the Delaware corporation for each three shares of common stock previously issued and outstanding. The presently issued and outstanding shares of Series A preferred stock will remain the same, however, the conversion ratio for the Series A preferred stock will be adjusted to reflect the combination of the common stock into a smaller number of shares.

        VOTES IN FAVOR        OPPOSED        ABSTAINED        BROKER NON-VOTE
          49,116,123             0            33,333                 0

     Proposal to approve and ratify our 2000 Equity Incentive Compensation Plan.

        VOTES IN FAVOR        OPPOSED           ABSTAINED       BROKER NON-VOTE
          47,410,957         1,402,999           335,500               0

     Our Board has not yet selected a date, if any, upon which it intends to reincorporate our company under Delaware law.

ITEM 6  --     EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    27          Financial Data Schedule

               (b)  Reports on Form 8-K
                        Not applicable

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000

                                  INTELISPAN, INC.


                                  By: /s/ Scot A. Brands
                                      ------------------
                                      Scot A. Brands
                                      Executive Vice President - Chief Financial
                                      Officer (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
  NO.            DESCRIPTION
  27             Financial Data Schedule