Form 10QSB
period 2000-09-30
INTELISPAN INC /WA/
filed 2000-11-14
CIK 1028156

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       OR

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

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

At November 9, 2000 the Registrant had 109,725,069 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                                INTELISPAN, INC.

                            INDEX TO QUARTERLY REPORT

                                 ON FORM 10-QSB

                                                                                   Page
                                                                                   ----
Part I.  Financial Statements

         Item 1.  Consolidated Financial Statements:

                    Consolidated Balance Sheet................................        3

                    Consolidated Statements of Operations.....................        4

                    Consolidated Statements of Cash Flows.....................        5

                    Notes to Consolidated Financial Statements................        6

         Item 2.  Management's Discussion and Analysis .......................        7

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K............................       12

Signatures....................................................................       13

                                INTELISPAN, INC.
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT SHARE RELATED DATA)


                                                               SEPTEMBER 30, 2000
                                                               ------------------
                                                                 (Unaudited)
                                     ASSETS
Current assets:
      Cash and cash equivalents ............................       $ 12,738
      Accounts receivable, net .............................          2,210
      Prepaid expenses .....................................            599
      Other current assets .................................            699
                                                                   --------
          Total current assets .............................         16,246
 Property and equipment, net ...............................          4,135
 Intangibles, net ..........................................          8,538
 Other long-term assets ....................................            132
                                                                   --------
                                                                   $ 29,051
                                                                   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................       $  2,702
     Accrued liabilities ...................................          1,852
     Notes payable to shareholders .........................             57
     Other current liabilities .............................            518
                                                                   --------
         Total current liabilities .........................          5,129

Note payable ...............................................            125
Minority Interest ..........................................             73
Shareholders' equity:
     Preferred Stock, $.0001 par value; 10,000,000 shares
       authorized; 22,000 shares issued and outstanding ....             --
     Common Stock, $.0001 par value; 250,000,000 shares
       authorized; 109,725,069 shares issued and outstanding             11
Unrealized gain (loss) .....................................            (60)
Additional paid-in capital .................................         43,985
Accumulated deficit ........................................        (20,212)
                                                                   --------
         Total shareholders' equity ........................         23,724
                                                                   --------

                                                                   $ 29,051
                                                                   ========

          See accompanying notes to consolidated financial statements.

                                INTELISPAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                           --------------------------------        --------------------------------
                                                                1999                2000                1999                2000
                                                           ------------        ------------        ------------        ------------

Revenue .............................................      $        291        $      2,172        $        486        $      3,086
Cost of sales .......................................               340               2,164                 823               3,443
                                                           ------------        ------------        ------------        ------------
         Gross income (loss) ........................               (49)                  8                (337)               (357)

Operating expenses:
     Selling ........................................               445               1,268                 839               2,720
     General and administrative .....................               887               2,350               2,439               6,786
                                                           ------------        ------------        ------------        ------------

         Total operating expenses ...................             1,332               3,618               3,278               9,506
                                                           ------------        ------------        ------------        ------------

         Operating loss .............................            (1,381)             (3,610)             (3,615)             (9,863)

Interest expense ....................................               (60)                (19)                (85)                (31)
Interest income .....................................                --                 294                  --                 903
Other income, net ...................................                --                 291                  --                 311
Minority interest ...................................                21                  16                  65                  57
                                                           ------------        ------------        ------------        ------------
         Net loss ...................................            (1,420)             (3,028)             (3,635)             (8,623)

Preferred stock dividends ...........................                --                  55                  --                 174

         Net loss applicable to common shareholders .      $     (1,420)       $     (3,083)       $     (3,635)       $     (8,797)
                                                           ============        ============        ============        ============

Net loss per common share - basic and diluted .......      $       (.07)       $       (.04)       $       (.19)       $       (.12)
                                                           ============        ============        ============        ============
Weighted average common shares outstanding ..........        19,080,920          79,855,374          18,964,816          72,541,891
                                                           ============        ============        ============        ============


          See accompanying notes to consolidated financial statements.

                                INTELISPAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     ------------------------
                                                                       1999            2000
                                                                     --------        --------
Cash flows from operating activities:
     Net loss ................................................       $ (3,635)       $ (8,623)
       Adjustments to reconcile net loss to net cash
           used in operating activities:
       Depreciation and amortization .........................            289             979
       Bad debt expense ......................................             17              --
       Unrealized loss on sale of property and equipment .....              5              --
       Minority interest .....................................            (65)            (57)
       Common stock and warrants issued as
           compensation for services .........................            859             186
       Unrealized gains on investments .......................             --              60
       Noncash compensation ..................................             --              81
       Noncash interest expense ..............................             --               6

       Decrease (increase) in assets, net of acquisition:
         Accounts receivable .................................           (378)           (753)
         Prepaid expenses ....................................            122            (450)
         Other current assets ................................              6            (516)
         Other long-term assets and intangibles ..............             10            (214)

       Increase (decrease) in liabilities, net of acquisition:
         Accounts payable ....................................           (173)            434
         Lease payable .......................................             --             851
         Accrued expenses ....................................            929             (24)
                                                                     --------        --------

         Net cash used in operating activities ...............         (2,014)         (8,040)
                                                                     --------        --------

Cash flows from investing activities:
         Acquisition of subsidiary, net of cash acquired .....             --              18
         Proceeds from sale of property and equipment ........             40              --
         Purchase of property and equipment ..................            (24)         (4,129)
                                                                     --------        --------

         Net cash provided by (used in) investing activities .             16          (4,111)
                                                                     --------        --------

Cash flows from financing activities:
         Issuance of common stock ............................            635          17,399
         Costs associated with issuance of common stock ......             --          (1,850)
         Proceeds from note payable ..........................          1,428              --
         Principal payments on notes payable .................             --            (292)

                                                                     --------        --------

         Net cash provided by financing activities ...........          2,063          15,257
                                                                     --------        --------

Net increase in cash and cash equivalents ....................             65           3,106

Beginning cash and cash equivalents ..........................             27           9,632
                                                                     --------        --------

Ending cash and cash equivalents .............................       $     92        $ 12,738
                                                                     ========        ========

Non cash investing activities:
         Stock issued for acquisition ........................       $     --        $  7,000
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

(1)      INTERIM RESULTS

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1999 contained in the Company's registration statement on Form SB-2 (Registration No. 333-94291).

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

(3)      RECENT TRANSACTIONS

         On June 30, 2000, the Company purchased all of the issued and outstanding common stock of Devise Associates, Inc., ("Devise") a provider of managed network services. The Company paid approximately $7.4 million for the capital stock of Devise, consisting of $400,000 in cash and approximately 3 million shares of our common stock (valued at $7 million). The aggregate purchase price, including the cost of acquisition costs of approximately $400,000, was allocated to assets acquired in the amount of approximately $1.7 million and certain liabilities assumed in the amount of $1.7 million, based on their approximate fair market values. The preliminary allocation of excess purchase price resulted in approximately $7.8 million of goodwill and is being amortized on a straight-line basis over ten years. This transaction has been accounted for under the purchase method of accounting.

         The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 1999. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been if the acquisition had been effective on January 1, 1999:

                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                -----------------------------       ------------------------------
                                   1999              2000              1999               2000
                                -----------       -----------       -----------        -----------

Revenue .................       $ 1,708,934       $ 2,171,771       $ 4,458,208        $ 5,634,848
                                ===========       ===========       ===========        ===========

Gross Profit ............           688,889             7,311         1,798,222          1,266,239
                                ===========       ===========       ===========        ===========

Operating loss ..........        (1,427,054)       (3,611,575)       (3,652,864)        (9,823,715)
                                ===========       ===========       ===========        ===========

Net loss per common share       $      (.06)      $      (.04)      $      (.17)       $      (.12)
                                ===========       ===========       ===========        ===========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS



         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties, and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties are discussed in our filings with the Securities and Exchange Commission and include our ability to retain and grow our user base, our ability to successfully install new users and/or integrate assets obtained through acquisitions, the highly competitive markets in which we operate, and our ability to respond to technological developments affecting the industry.

         All references to "we", "our", "us" or "Intelispan" refer to Intelispan, Inc., and its predecessors, operating divisions, and subsidiaries.

         This report should be read in conjunction with our Registration Statement on Form SB-2, filed January 10, 2000 and declared effective May 15, 2000, and all supplements and amendments thereto.

OVERVIEW

         We provide total managed network solutions and specialize in providing secure and efficient business-to-business communication and network management and monitoring services. We divide our business into the following three separate product and service groups:

         - Virtual Private Networks. We provide remote and site-to-site access through a secure, virtual private network. A virtual private network is a private network that exists within a public or shared network, including the Internet, through which access is controlled and users can communicate securely.

         - Managed Network Services. We manage the private networks owned and used by our customers. We monitor our customers' networks and respond to problems to assure the efficient flow of network traffic. We respond to security threats, equipment failures and other problems as they are identified.

         - Consulting and Solutions Services. We provide consulting and electronic solutions and services. These services and solutions are designed to augment and complement the existing resources of Information Technology managers in planning, operating and managing their data communication networks.

         We believe that we differentiate our services by integrating complex technologies to create our own branded network services, which enable our customers to: reduce capital expenditures; reduce exposure to the risks of outdated technology; and reduce time and effort expended obtaining and managing qualified technical personnel.

         With the shortage of qualified information technology resources in the workplace today, we believe that more and more companies will outsource some or all of their information technology needs. Accordingly, we are positioning our company to handle the increasing outsourcing needs. We design and implement data communications networks, monitor and manage physical networks, and manage the connectivity of remote access to networks. All of this can be done for a fixed monthly fee, permitting easy budgeting for our customers.

         We also attempt to differentiate our services through a comprehensive service level agreement with our customers whereby we guarantee that our services will be highly available with minimum downtime.

         Our results of operations include the results of our wholly owned subsidiary Devise Associates, Inc. Also included in our results are the results of Contego, LLC, a developer of a secure user-authentication product, of which we own 66.8%. The remaining 33.2% ownership in Contego is held by Baltimore Technologies, plc, a United Kingdom-based company. We consolidate our financial reporting with the Contego subsidiary. We believe that at some point in the future, this entity will be dissolved and its operation rolled directly into Intelispan.

         We generate revenue from four primary sources:

         - Sales of our secure remote access services which include flat monthly fees or monthly fees based on actual hourly usage, plus non-recurring startup costs, and recurring monthly charges for circuit installation and related charges.

         -        Sales of Internet access, both wholesale and retail sales.
                  Historically, these sales have provided the majority of our revenue as we have built market presence and awareness for our other products. We expect Internet revenue growth to slow as the market becomes more mature and our service offering becomes bundled into our virtual private network product offerings.

         - Sales of our professional services, typically as part of designing or modifying a network prior to providing our other services.

         - Sales of network management and monitoring services that include flat monthly fees or fees based on the number of devises monitored.

         While historically our revenue has been subject to monthly fluctuations and most of our revenue has been based on actual usage by customers, we expect a large portion of our future virtual private network services revenue to be flat fee driven based on the number of users on the network and not on the amount of hourly usage. We expect this shift to help reduce monthly fluctuations based on the number of workdays in a month and any seasonal fluctuations. We expect the fees that we receive for consulting and implementation services to continue to fluctuate monthly as a result of the inconsistent workflow of consulting engagements. With the development of our managed network services product, we expect variations in consulting revenue to begin to level as a recurring fee model supplants our historical engagement-based revenue.

         Our operations have been almost entirely funded through equity and convertible debt financing. We have not had lines of credit or other credit facilities available to us. In January and February 2000, we completed equity financing which generated net proceeds to our company of approximately $17.4 million, which we believe will satisfy our operating capital needs into May 2001 based upon our current anticipated business activities and provided we meet our expected revenue targets. In June we secured $2 million of lease financing from Cisco Capital for use in acquiring Cisco network and other equipment. That lease financing agreement was increased to $3.5 million in October 2000. Currently we have purchased approximately $1.2 million of assets under this agreement.

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

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                           ---------------------         ---------------------
                                            1999           2000           1999           2000
                                           ------         ------         ------         ------

Revenue ............................        100.0%         100.0%         100.0%         100.0%
Cost of sales ......................        116.8           99.7          169.4          111.6
                                           ------         ------         ------         ------
         Gross income (loss) .......        (16.8)           0.3          (69.4)         (11.6)
Operating expenses:
     Selling .......................        153.0           58.4          172.8           88.1
     General and administrative ....        305.0          108.2          502.4          219.9
                                           ------         ------         ------         ------
         Total operating expenses ..        458.0          166.6          675.2          308.0
                                           ------         ------         ------         ------

         Operating loss ............       (474.8)        (166.3)        (744.6)        (319.6)

Interest income (expense) other, net        (20.8)          26.1          (17.4)          38.3
Minority interest ..................          7.4            0.8           13.4            1.9
                                           ------         ------         ------         ------
         Net loss ..................       (488.2)%       (139.4)%       (748.6)%       (279.4)%
                                           ======         ======         ======         ======



RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

         Consolidated revenue for the three months ended September 30, 2000 was approximately $2,172,000, an increase of approximately $1,881,000 from the three-month period ended September 30, 1999. This represented a percentage increase of approximately 646.4%. Revenue from our virtual private network product increased to approximately $342,000 for the three months ended September 30, 2000 from approximately $253,000 for the three months ended September 30, 1999, an increase of approximately 35.2%. This is primarily the result of the addition of new customers and the increased usage by existing customers. For the three months ended September 30, 2000, three customers, the only customers responsible for greater than 10% of the product line revenue, generated revenue equal to approximately 49.4% of the total product line revenue or approximately $169,000. For the three months ended September 30, 1999, our largest three customers generated approximately 52.9% of the product line revenue or approximately $134,000.

         Revenue from our wholesale Internet product increased for the three months ended September 30, 2000 to approximately $313,000 from approximately $38,000 for the three-month period ended September 30, 1999, an increase of approximately 723.7%.

         Our professional services and consulting practices generated revenue for the three months ended September 30, 2000 of approximately $1,519,000. There were no professional services and consulting practice revenue for the three months ended September 30, 1999. This revenue is the result of developing a new line of business internally and the acquisition of Devise Associates, Inc on June 30, 2000. Approximately $1,406,000 of the professional services line of business revenue resulted from that acquisition.

         Consolidated cost of revenue increased for the period ended September 30, 2000 to approximately $2,164,000 from approximately $340,000 for the three months ended September 30, 1999. The cost of revenue for providing virtual private network services increased to approximately $952,000 for the three months ended September 30, 2000 from approximately $298,000 for the three-month period ended September 30, 1999. The increase in expense is primarily the result of an increase in variable costs associated with additional revenue and the cost of additional network infrastructure and our operations center.

         For the three months ended September 30, 2000, the cost of revenue for our wholesale Internet product increased to approximately $292,000, an increase of approximately $910,000 over the costs for the same period in 1999. Costs associated with this product are almost entirely variable and thus the increase is the direct result of additional revenue.

         The cost of revenue for providing professional and consulting services was approximately $921,000 for the three months ended September 30, 2000. There were no costs of revenue for this service offering during the three-month period ended September 30, 1999. Costs elements of these services consist primarily of salaries and wages for consultants and the cost of hardware and software that is resold during implementations.

         Gross profit for the three months ended September 30, 2000 increased to approximately $8,000 from a loss of approximately ($49,000) for the three months ended September 30, 1999. The gross profit percentage for the three months ended September 30, 2000 increased to breakeven from a loss of approximately (16.6%) for the three months ended September 30, 1999.

         Consolidated operating expenses for the three months ended September 30, 2000 were approximately $3,618,000 compared to approximately $1,332,000 for the three months ended September 30, 1999. Selling expenses for the three-month period ended September 30, 2000 were approximately $1,268,000, an increase of approximately $823,000 over selling expenses for the three-month period ended September 30, 1999. The increase is primarily the result of additional payroll cost associated with additional sales, sales management, and sales operations headcount.

         General and administrative expenses for the three-month period ended September 30, 2000 were approximately $2,350,000 compared with approximately $887,000 for the three-month period ended September 30, 1999. The increase in cost is the result of additional personnel, the cost of increasing operating locations from one to three, and the carrying cost of supporting additional personnel. As of September 30, 2000, we had 117 employees compared to 16 as of September 30, 1999.

         The net loss attributed to common shareholders was approximately $3,083,000 for the three months ended September 30, 2000 compared to approximately $1,420,000 for the three-month period ended September 30, 1999. The loss per common share decreased to ($.04) per common share on approximately 79,855,000 shares from ($.07) on approximately 19,081,000 shares for the three-month period ended September 30, 1999.

         Capital expenditures for the three-month period ended September 30, 2000 were approximately $827,000 compared with expenditures of $0 for the three months ended September 30, 1999. Approximately $514,000 of the expenditures was for network equipment. This equipment, servers, routers, and other network class equipment will be depreciated on a straight-line basis over three years.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         Consolidate revenue increased 694% for the nine months ended September 30, 2000 to approximately $3,086,000 from approximately $486,000 for the three months ended September 30, 1999. Revenue for the virtual private network product line grew to approximately $907,000 for the nine months ended September 30, 2000 from approximately $382,000 for the three months ended September 30, 1999, an increase of approximately 137.4%. This is primarily the result of new customers and increased usage by existing customers. For the nine months ended September 30, 2000, three customers generated approximately 54.4% of the virtual private network revenue or approximately $493,000. No other customer generated more than 10% of the product line revenue. For the nine months ended September 30, 1999, revenue concentration was diverse with five customers generating in excess of 10% of the product line revenue each, with their combined contribution equal to approximately 75.5% of the product line revenue. The top three customers were responsible for 51.2% or approximately $189,000.

         Revenue from our wholesale Internet product line increased approximately $543,000 to approximately $646,000 for the nine months ended September 30, 2000. This represents an increase of approximately 527.2% over the revenue generated by the wholesale Internet product line for the nine months ended September 30, 1999.

         For the nine months ended September 30, 2000, professional and consulting services revenue was approximately $1,531,000. We had no professional and consulting services revenue for the nine months ended September 30, 1999. Of the approximately $1,531,000 of professional and consulting services revenue, approximately $125,000 was the result of the development of a new consulting business practice. The remaining $1,406,000 was the result of the acquisition of Devise Associates, Inc.

         Consolidated cost of revenue for the nine months ended September 30, 2000 was approximately $3,443,000, an increase of approximately $2,620,000 over the cost of revenue for the nine months ended September 30, 1999. The cost of providing our virtual private network service increased to approximately $1.903,000 for the nine months ended September 30, 2000 from approximately $697,000 for the nine-month period ended September 30, 1999. This increase is primarily the result of an increase in variable costs correlating to the increase in revenue and additional costs incurred in building out network infrastructure and a continually manned operations center.

         The increase in the cost of revenue related to the wholesale Internet product increased to approximately $618,000 for the nine months ended September 30, 2000 from approximately $126,000 for the nine months ended September 30, 1999. These costs are predominately variable in nature and increase almost in proportion to the increase in revenue.

         The cost of revenue for the professional and consulting services was approximately $921,000 for the nine months ended September 30, 2000. There were no professional and consulting services' cost of revenue for the nine months ended September 30, 1999. These consist mainly of employee costs and resold hardware and software costs.

         Consolidated gross profit for the nine months ended September 30, 2000 was approximately ($357,000) a decrease of approximately $20,000 from the nine-month period ended September 30, 1999 that was approximately ($337,000). This decrease is primarily the result of the increased costs incurred for network infrastructure and a continually manned operations center.

         Operating expenses, which include selling and general and administrative expenses, for the nine months ended September 30, 2000 were approximately $9,506,000 compared with approximately $3,278,000 for the nine months ended September 30, 1999. Selling expenses were approximately $2,720,000 for the nine months ended September 30, 2000, an increase of approximately $1,881,000 over the nine-month period ended September 30, 1999. This increase is primarily the result of hiring a full complement of sales management, direct sales, and sales support personnel. Additional expense increases are the result of the additional travel and entertainment incurred by our expanded sales force.

         General and administrative expenses increased to approximately $6,786,000 for the nine months ended September 30, 2000 from approximately $2,439,000 for the nine months ended September 30, 1999. This increase is primarily the result of the growth of our company. As of September 30, 2000, we had 117 employees compared to 16 employees as of September 30, 1999. The additional payroll cost, facilities costs, and general cost of operations for this increase in personnel accounts for the majority of the increase in general and administrative costs. An additional factor giving rise to the increase in general and administrative expenses is professional fees incurred. For the nine-month period ended September 30, 2000, we incurred professional fees of approximately $1,101,000, an increase of approximately $980,000 over the expenses incurred for the nine months ended September 30, 1999. These fees were primarily the result of the costs of becoming and remaining a reporting public company.

         Our net loss increased for the nine months ended September 30, 2000 to approximately $8,623,000 from approximately $3,635,000 for the nine months ended September 30, 1999. Our net loss per common share for the nine months ended September 30, 2000 decreased to ($.12) per share from ($.19) for the period ended September 30, 1999. For the nine months ended September 30, 2000 there were approximately 72,541,000 shares outstanding compared to approximately 18,965,000 shares for the nine months ended September 30, 1999.

         Capital expenditures for the nine months ended September 30, 2000 were approximately $4,129,000 as compared with approximately $42,000 for the nine months ended September 30, 1999. Approximately $1,898,000 was used to acquire additional network equipment and approximately $1,132,000 was used to acquire computer equipment. The remainder was used to acquire furniture and fixtures, software, office equipment, and other equipment. Most of the new fixed assets will be depreciated on a straight-line basis over a three-year period. We financed approximately $1,200,000 of the network equipment through a leasing arrangement with Cisco Capital. The financing will be accounted for as a capital lease.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the private placements completed in the first quarter of 2000, our cash and cash equivalents balance as of September 30, 2000 was approximately $12,788,000. For the nine months ended September 30, 2000 our net cash used in operating activities was approximately $8,040,000 compared with approximately $2,912,000 for the nine months September 30, 1999. This increase in use of cash is primarily the result of the additional expenses incurred to build out our company infrastructure and operate our business as discussed above.

         Our cash flows used in investing activities was approximately $4,111,000 for the nine months ended September 30, 2000, an increase of $4,127,000 over the nine month period ended September 30, 1999. The increase was the result of the acquisition of network and office equipment. We also sold some equipment during the nine months ended September 30, 1999 with a depreciated value of approximately $40,000.

         For the nine months ended September 30, 2000, cash flows provided by financing activities was approximately $15,257,000 compared with $2,063,000 for the nine months ended September 30, 1999. In the nine months ended September 30, 2000, we received approximately $15,550,000 from the private placements of units.

         Our working capital requirements for future periods depend upon numerous factors, including the timing of expenditures related to our network infrastructure, the rate at which we expand our staff, and our ability to meet revenue projections, among other items. While we cannot predict the timing and amount of our future expenditures, we believe that we have sufficient cash on hand to fund our current operations into the second quarter of 2001, provided we meet our expected revenue targets. To help conserve capital, we intend to lease as much equipment as possible if the rates are commercially reasonable.

         Beyond the second quarter of 2001, we may require additional financings, which may come from future equity or debt offerings that could result in further dilution to our shareholders. Adequate capital may not be available at that time and the lack of such capital could adversely affect our business. In the event our ability to obtain future capital looks doubtful, we will exercise prudent business practices and curtail excess spending to maximize our remaining resources.

 PART II.         OTHER INFORMATION.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During August 2000, we completed a private offering to the investors in the private placements during December 1999, and January and February 2000 to induce those investors to exercise their warrants. Pursuant to the terms of the offering and for a limited period of time, we modified the terms of the unit warrants and agent warrants issued in those private offerings. Accordingly, holders of such securities were able to exercise, on a "cashless" basis, unit warrants or agent warrants held at an exercise price of $0.50 per share. This exercise price represented a $0.25 reduction from the terms of the warrants, which have an exercise price of $0.75 per share. In addition, for purposes of the cashless exercise in this offering, the current market value of our common stock was deemed to be $4.00 per share. As a result, holders of unit warrants and agent warrants who elected to participate in the offering received additional shares of our common stock than they otherwise would receive if such securities were exercised pursuant to the original terms. We did not receive additional consideration for the warrants in the private offering. We offered these favorable terms in reliance on an exemption under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and Rule 506 of Regulation D of the General Rules and Regulations Under the Securities Act.

ITEM 6  --        EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27                 Financial Data Schedule

                  (b)      Reports on Form 8-K

                           On July 11, 2000, the Company filed a Form 8-K
disclosing its acquisition of Devise Associates, Inc. on June 30, 2000.

         On August 29, 2000, the Company filed a Form 8-K/A amending the Form 8-K filed on July 11, 2000 to include the following financial statements: (1) the audited financial statements of Devise Associates, Inc. as of and for the years ended December 31, 1998 and 1999; (2) the unaudited financial statements of Devise Associates, Inc. as of June 30, 2000 and for the six month periods ended June 30, 1999 and 2000; and (3) the unaudited pro forma condensed consolidated statements of operations of Intelispan, Inc. for the six months ended June 30, 2000 and the twelve months ended December 31, 1999.

         On September 14, 2000, the Company filed a Form 8-K announcing the completion of its private offering of securities to holders of certain warrants and placement agent warrants as set forth in its press release dated September 12, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000

                          INTELISPAN, INC.


                          By: /s/ Scot A. Brands
                             --------------------------------------------------
                              Scot A. Brands
                              Executive Vice President - Chief Financial Officer (Principal Accounting Officer)

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------


   27                         Financial Data Schedule