Form 10KSB
period 2000-12-31
INTELISPAN INC /WA/
filed 2001-04-02
CIK 1028156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2000

                        Commission file number 000-30599


                                INTELISPAN, INC.
                                ----------------
              (Exact Name of Small Business Issuer in Its Charter)

             WASHINGTON                                 91-1738902
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  1720 WINDWARD CONCOURSE, SUITE 100, ALPHARETTA, GEORGIA 30005 (678) 256-0300
- --------------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

Issuer's revenue for its most recent fiscal year: $5,241,654.

As of March 28, 2001 there were outstanding 110,023,196 shares of the issuer's common stock, par value $.0001 per share. As of March 28, 2001, there were outstanding 17,000 shares of the issuer's preferred stock, par value $.0001 per share. The aggregate market value of common stock held by nonaffiliates of the issuer (74,374,513 shares) based on the closing price of the registrant's common stock as reported on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers on March 28, 2001, was $14,874,903. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference: None.

                                INTELISPAN, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                       FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                             PAGE
PART I

   ITEM 1.   DESCRIPTION OF BUSINESS.......................................   1

   ITEM 2.   DESCRIPTION OF PROPERTY.......................................  13

   ITEM 3.   LEGAL PROCEEDINGS.............................................  13

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  13

PART II

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS......  14

   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS..........................  14

   ITEM 7.   FINANCIAL STATEMENTS..........................................  18

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE...........................  18

PART III

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............  20

   ITEM 10.  EXECUTIVE COMPENSATION........................................  22

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT................................................  29

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  30

PART IV

   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..............................  33

SIGNATURES   ..............................................................  34

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................. F-1

            ---------------------------------------------------------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. The managed services and communications industry in general and the managed network solutions industry in particular are in a state of significant change. This makes us susceptible to various factors that may affect future results such as the following: dependence on key customers; risks related to our technology becoming obsolete; growth strategy and difficulty in generating growth; revenue mix; dependence on certain business relationships; risks related to intangible assets, high utilization of services by customers under fixed rate service arrangements; competitive market forces; fluctuation in quarterly results; volatility of stock price; and dependence on key personnel. It is important to note that our actual results could differ materially from those in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, "Special Considerations."

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

RECENT DEVELOPMENTS

         We signed a definitive merger agreement with McLeodUSA Incorporated (Nasdaq: MCLD) on March 17, 2001. Under the terms of the agreement, which have been approved by the Board of Directors of both companies, our shareholders will receive approximately 0.03 of a share of McLeodUSA Class A common stock for each share of Intelispan common stock. McLeodUSA will issue up to 3.5 million new shares to complete the transaction. The transaction will be accounted for as a purchase and is expected to qualify as a tax-free reorganization. We anticipate closing the transaction during the second quarter of 2001, subject to certain closing conditions, including approval by our shareholders.

         The merger agreement requires us to continue operating our business in the normal course, with certain constraints, including a prohibition against obtaining outside equity financing. If the transaction is not completed by the end of the second quarter or is terminated, we anticipate the need for immediate equity financing, which may be difficult to obtain and dilutive to our shareholders, if we are able to obtain such financing at all.

         A Registration Statement relating to the McLeodUSA securities to be issued in the merger has not yet been filed with the Securities and Exchange Commission. The securities may not be sold nor may offers to buy be accepted prior to the time the applicable Registration Statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

         McLeodUSA and Intelispan will file a proxy statement / prospectus and other documents regarding the proposed business combination transaction referenced above with the Securities and Exchange Commission. Investors and security holders are urged to read the proxy statement / prospectus, when it becomes available, because it will contain important information. A definitive proxy statement / prospectus will be sent to our security holders seeking approval of the transaction. Investors and security holders may obtain a free copy of the definitive proxy statement / prospectus (when they are available) and other documents filed by McLeodUSA and Intelispan with the Commission at the Commission's web site at www.sec.gov.

OVERVIEW

         We provide managed network services to our customers on an outsourced basis and specialize in providing secure and efficient business-to-business communication and complementary professional services. We divide this business into three separate groups:

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

         - Professional Services. We provide consulting and electronic commerce services and solutions. These services and solutions are designed to augment and complement the existing resources of information technology managers in planning, operating, and managing their network environment.

         We believe that we differentiate our services by integrating complex technologies to create our own branded network services, which enable our customers to

         -        reduce capital expenditures;

         -        reduce exposure to the risks of outdated technology; and

         - reduce time and effort expended to obtain and manage qualified technical personnel.

         We also attempt to differentiate our services through a comprehensive service level agreement with our customers whereby we guarantee that our services will be highly available with minimum downtime.



STRATEGY

         Our goal is to be a leading single-source provider of managed network solutions that enable secure and efficient electronic communications among businesses through virtual private networks and the Internet. Key elements of our strategy to achieve this goal include the following:

         - targeting small- and medium-sized businesses through resellers, system integrators, and strategic relationships;

         - building a direct sales force and developing a marketing campaign to target specific industries with the greatest perceived demand for our services, such as healthcare and financial services;

         - increasing brand awareness through an aggressive media campaign;

         - continuing to pursue strategic relationships to acquire technologies and service offerings to complement and expand existing service offerings;

         - providing high-quality service and responsiveness to customers through our operations and our consulting group; and

         - pursuing strategic acquisitions to enhance our technology portfolio, expand our product offerings, and build our distribution channels.

THE NEED FOR INTEGRATED SECURE NETWORK ACCESS SERVICES AND MANAGEMENT

         We believe that companies implementing secure network solutions, including solutions for electronic business communication and secure access, typically face numerous implementation and ongoing network management issues. Secure network solutions require large investments in hardware, software, and personnel. The implementation process is complex and demands a great deal of management time and attention. Computer systems, hardware, and software become obsolete in a relatively short period of time, requiring additional investments from time to time. To support these systems, companies must hire, train, and retain qualified support personnel. As a result, we believe there is a desire by many of these companies to outsource integrated secure network access services.

THE INTELISPAN SOLUTIONS

         Our solutions enable customers to electronically communicate and transmit data without the up-front costs, complexity, and other capital resources typically required by other virtual private networks. Our solutions are designed to be user-friendly and enable customers to implement them quickly, efficiently, and cost-effectively, thereby allowing customers to focus on their core businesses. We provide our integrated network solutions to customers on a flat-fee or fee-for-usage basis, reducing technological obsolescence and ongoing network maintenance and requiring little or no up-front capital expense by customers. Our secure access products are protected with Inteliguard, the Intelispan-branded public key infrastructure.

         We divide our offerings into three service groups: Virtual Private Networks, Managed Network Services, and Professional Services.



VIRTUAL PRIVATE NETWORKS

         Virtual private networks are made secure through encryption or other means so that only authorized users can access the network, preventing unauthorized users from intercepting data, destroying files, or otherwise gaining access to confidential material. Security over a virtual private network can be enhanced with public key infrastructure technology, which uses policies and procedures to manage digital certificates that identify users and control their access to a network or other resource.

         Our Inteligate Suite is a branded suite of virtual private network services that offer enhanced security by using public key infrastructure technology. The Inteligate Suite empowers customers themselves to issue, revoke, and create policies and rights for each certificate, rather than relying on the network or a third party to perform those services. The Inteligate Suite consists of three offerings:

         - Inteligate I, our basic virtual private network service that allows users to access securely their private network through an Internet connection provided by a third party;

         - Inteligate II, a virtual private network that allows users to access securely their private network through an Internet connection provided by us. We also include an aggressive and comprehensive service level agreement guaranteeing certain performance levels; and

         - Inteligate III, a virtual private network using a private internet protocol network instead of tunneling, which provides both security and a level of reliability not available on the public Internet. Inteligate III also includes our service level agreement.



         As the cornerstone of our service suite, the Inteligate managed gateway allows secure connectivity for remote users that desire access to the enterprise network through a variety of access points, such as modem dial-in access, digital subscriber lines, and cable modems.

         Each virtual private network service in the Inteligate suite is available on usage-based billing or a flat-rate plan that includes unlimited usage and is available for the following fixed monthly rates per user: $35 for Inteligate I, $45 for Inteligate II, and $55 for Inteligate III. We market our Inteligate Suite both as a solution for remote access needs and as a secure business communication product.

InteliCenter

         InteliCenter, which works within Inteligate, is a suite of specialized, browser-based network management tools and database access applications that allow our customers' network administrators to monitor and manage users of our services. InteliCenter provides network administrators real-time network visibility, allowing them to add or delete users and otherwise control user activity. InteliCenter can be included with any of the services in the Inteligate Suite or the Intelitrade service, and customers may elect to receive more advanced InteliCenter options for an additional charge. With InteliCenter, network administrators can monitor and manage their networks more efficiently by providing administrators the ability to

         -        troubleshoot and provide customer support;

         -        obtain data necessary for billing and network planning;

         - monitor the state of dedicated network connections and network access points; and

         -        access our help desk and trouble ticket systems.

Inteliguard and Public Key Infrastructure

         Public key infrastructure technology, the standard for electronic commerce security, refers to a cryptography technology that uses public and private key pairs for encrypting and decrypting sensitive data. Associated with each user is a public key accessible to all users that is published on a digital certificate, and a private key held only by that individual. A message encrypted with a user's public key can only be decrypted by that user's private key, and vice versa. This technology provides data privacy and ensures data authenticity, integrity, and non-repudiation.

         Our branded premium authentication service, Inteliguard, is provided through an agreement with Baltimore Technologies, plc and integrated into our Inteligate offerings. We believe Inteliguard is the industry's only strong network authentication based on public key infrastructure technology. A major benefit over other strong network authentication solutions is that public key infrastructure is transparent to the end user. The Inteliguard service allows enterprise customers control over the registration policy, issuance, revocation, and maintenance of the digital keys and certificates while we manage the certificate handling, storage, retrieval, revocation lists, and authorization functions.

MANAGED NETWORK SERVICES

         Our managed network services provide customers with a full suite of services, on a low capital and outsourced basis, for a monthly service fee. We believe that these services meet the needs of the marketplace, which is suffering from

         -        a high demand and turnover rate in qualified personnel;

         - increased reliance upon corporate networks to conduct their daily business transactions; and

         -        increased threats to corporate networks.

         The core of our managed network services division was acquired in July 2000 through our acquisition of Devise Associates, Inc. This division provides the capabilities for providing outsourced services for all aspects of a customer's network, including establishing security policies, monitoring, intrusion detection, and response.

         Our primary managed network service, Inteliwatch, provides 24-hour monitoring capabilities over a customer network. Inteliwatch monitors each network device, including routers, switches, and frame relay networks, to detect activity, warnings, critical problems, or failures. After an event requiring a response is triggered, such as a router failure, we will respond with appropriate action, such as telephone contact, opening trouble tickets, or on-site response. Basic services, such as telephone contact, are included in our monthly service fee, while premium services, such as replacing faulty equipment on-site, are offered on an hourly basis for each event.

         We also offer other services to complete this offering, such as intrusion detection and response, firewalls, and security policies.

PROFESSIONAL SERVICES

         Our professional services are focused on developing and delivering a range of services to complement and augment traditional information technology services that are typically available in-house to our customer base. Our consultants deliver application, networking, and security solutions. We use technology that enables us to model and simulate a customer's networking environment, permitting us to model a network and simulate the impact of changes to that network.

         Our InteliPro services fill the strategic planning, network baselining, analysis, design, and implementation gaps that exist in virtually every corporate network. Our ProSupport offering enables information technology managers and their staffs to use a sample web browser to maintain control and instantly access the specifics of their dynamic networking environments. We believe that the projected shortage of information technology professionals will increase the demand to outsource these services.

STRATEGIC RELATIONSHIPS

         We have the following strategic relationships:

         - McLeod USA. We entered into a series of agreements with Splitrock Services, Inc., a McLeod USA company, through which we obtain colocation and dial port access services on the Splitrock network. We use this access as a method through which we provide our Inteligate I and Inteligate II services. These agreements are effective through the end of 2003.

         - WorldCom. We depend on a non-exclusive, reseller agreement with Worldcom's UUNET network, effective through the end of 2003, which also currently provides us with access to its legacy Gridnet network. Our Inteligate III product is currently available only over the GridNet network.

         - Baltimore Technologies, plc. A series of agreements with Baltimore enable us to offer Baltimore's public key infrastructure products on discounted terms through June 2005. We incorporate Baltimore's technology as the basis for our Inteliguard public key infrastructure services. As part of the agreement, we obtained licenses to operate as a certificate authority with substantially reduced or prepaid costs for distributing industry standard certificates. We also have the right to resell Baltimore software on a preferred discount basis.

         - Cisco Systems, Inc. Our Inteligate I and Inteligate II services incorporate technology from Cisco, which we obtain pursuant to a distributor agreement with a predecessor company.

         - Computer Associates, Inc. Our Inteliwatch services and other monitoring services provided by our Network Management Services division rely significantly upon a distributor agreement with Computer Associates; and

         - Netifice Communications. A non-exclusive agreement with Netifice enables us to resell digital subscriber line (DSL) service to our customers. These services are provided through Netifice and its suppliers.

         The loss or material change in any of these strategic relationships could have a material adverse effect on our business. We also intend to enter into other strategic relationships to provide or enhance technologies that we need for our offerings in all of our lines of business.

SALES AND MARKETING

         We currently distribute our products and services through our direct sales efforts and third-party resellers. We intend to hire additional sales and marketing personnel and to target the small-to-medium business segment of the market and, to a lesser extent, Fortune 500 companies, particularly in industries, such as health services and finance, in which we believe there is a high demand for our services.

         We also intend to target smaller companies through third-party resellers that typically also sell a bundle of value-added services from other third parties. Because of the variety of products and services they carry, we believe that the resellers are well positioned to access and penetrate customers that we might not otherwise reach. In addition, we have entered into wholesale arrangements that allow third parties to sell our services under their brand names.

         From time to time, we intend to evaluate the possibility of acquiring reseller and other distribution channels to expand the reach of our distribution network. In addition, we intend to enter into strategic marketing relationships with other companies to provide opportunities to cross-market our products with the products and services of the strategic partners.

         We intend to create an awareness of the Intelispan brand name and to focus on the features of our integrated network services that differentiate them from our competitors. We plan to accomplish this goal through a media campaign and participation in trade shows and industry seminars.

COMPETITION

         Our products and services compete in the secure IP network access markets, normally characterized as virtual private networks (VPNs). The market has two major segments: hardware/software product vendors and solution service providers. Prospective customers must decide whether to build and manage the solution themselves or to outsource the solution to a service provider. As a service provider, we compete directly with other service providers for prospective customers that are interested in outsourcing the solution. We compete indirectly with product vendors for prospective customers that may consider either option.

         Most major networking device companies provide virtual private network devices. This group includes Nortel, Lucent, Cisco and Nokia. A number of smaller device manufacturers, such as NetScreen, RedCreek, and Sonicwall, specialize in virtual private network devices. Most firewall vendors, such as Checkpoint, Symantec, and Cyberguard, also offer virtual private network capabilities imbedded in their products. Microsoft also offers a virtual private networks solution embedded in its most popular Windows operating systems at no additional charge.

         Direct competitors providing a service-based virtual private network solution include all of the major carriers, such as AT&T, MCI WorldCom, Sprint, Broadwing, and XO Communications. Several smaller service companies, such as Genuity, Fiberlink, OpenReach, and BlueRidge Networks, also offer managed virtual private network solutions.

         Competition may develop from companies that integrate their current user authentication technology into a network solution. These companies include Entrust, VeriSign, Baltimore and RSA, which utilize public key infrastructure technology.

         Our Managed Network Services solutions compete with all of the major carriers listed above, as well as with other companies such as NetSolve.

         Our professional services group competes against numerous companies that provide consulting services in the areas of network design and integration. These competitors include most all of the major telecom carriers, most systems integrators, and most consulting companies covering data communications.

THIRD-PARTY LICENSED TECHNOLOGY AND INTELLECTUAL PROPERTY

         Our solutions include complex technology, including advanced encryption technology. We develop certain software and other technology in-house, and have recently filed for a patent in the U.S. Patent and Trademark Office ("PTO") to protect the technology in our One Button Dialer client software. However, we have not have filed other patent applications or copyright applications with the PTO. We still license much of the technology integral to our business from third parties. Our success depends in part on our internally developed and third-party licensed technology not infringing the proprietary rights of others.

         In May 2000, we obtained registration for the service mark "Intelispan." We have not yet filed for registration of the Inteligate, Intelishare, Inteliwatch, Inteliguard, InteliPro, or ProSupport marks. We have never filed copyright applications with the U.S. Patent and Trademark Office or filed for patents, copyrights, or trademarks in any foreign countries.

         We depend upon our licensed technology and only have limited intellectual property. See "Business -- Special Considerations -- We would not be able to offer our products without the technology that we license from third parties."

EMPLOYEES

         As of March 26, 2001, we had 111 full-time employees. Of our employees, 27 are involved in sales and marketing; 70 in technical services, professional, or customer support services; and 14 in finance and administration. No employees are covered by any collective bargaining agreements with us, and we believe that the relationship with our employees is good.

                             SPECIAL CONSIDERATIONS

WE DO NOT HAVE SUFFICIENT CASH TO FUND OUR OPERATIONS FOR THE CALENDAR YEAR, AND OUR AUDITORS' REPORT ON OUR FINANCIAL STATEMENTS IS QUALIFIED REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We have incurred substantial losses since our inception and currently are experiencing a substantial cash flow deficiency from operations. Our inability to generate revenue sufficient to achieve profitability may have an adverse effect on the market price of our common stock. We expect to incur substantial additional losses for the foreseeable future. We incurred net losses of approximately $5.2 million during 1998, approximately $5.8 million during 1999, and approximately $13.8 million during 2000. As of January 31, 2001, we had an accumulated deficit of approximately $37.3 million.

         The report by our independent public accountants on our financial statements for the year ended December 31, 2000 states that the significant losses make our ability to continue as going concern uncertain. Our ability to generate revenue to support our operations is uncertain, and we may never achieve profitability.

IF WE DO NOT FIND ADDITIONAL SOURCES OF CAPITAL, WE MAY BE REQUIRED TO REDUCE THE SCOPE OF OUR BUSINESS ACTIVITIES UNTIL WE CAN OBTAIN OTHER FINANCING.

         We believe that our current capital will satisfy our operating capital needs through June 30, 2001 based upon our currently anticipated business activities, and provided we meet our expected revenue targets. We anticipate incurring substantial losses in the future and will likely require significant additional financing in order to satisfy our cash requirements. Our need for additional capital to finance our operations and growth will be greater should, among other things, our revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

         We began to introduce our products and services during 1998 and have made several changes to our products, pricing structures, and market approach since that time. We have a very limited operating history on which you can evaluate our potential for future success. Rather than relying on historical financial information to evaluate our company, you should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. Early-stage businesses commonly face risks, such as the following:

         -        lack of sufficient capital;

         - unanticipated problems, delays, and expenses relating to product development and implementation;

         -        lack of intellectual property;

         -        licensing and marketing difficulties;

         -        competition;

         -        technological changes; and

         -        uncertain market acceptance of products and services.

OUR LIMITED OPERATING HISTORY MAY MAKE IT DIFFICULT FOR US TO FORECAST ACCURATELY OUR OPERATING RESULTS.

         Our planned expense levels are and will continue to be based in part on our expectations concerning future revenue, which is difficult to forecast accurately based on our stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, business development and marketing expenses may increase significantly as we expand operations. If these expenses precede or are not rapidly followed by a corresponding increase in revenue, our business, operating results, and financial condition may be materially and adversely affected.

THE LOSS OF ANY OF OUR KEY EXECUTIVES OR OUR FAILURE TO ATTRACT, INTEGRATE, MOTIVATE, AND RETAIN ADDITIONAL KEY EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Our success depends to a large degree upon the skills of our senior management team and current key employees and upon our ability to identify, hire, and retain additional sales, marketing, technical, and financial personnel. The loss of any of our key executives or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business. We may be unable to retain our existing key personnel or attract and retain additional key personnel. We depend particularly upon Travis Lee Provow, our Chief Executive Officer and President. We generally do not have any employment agreements with any of our employees. We maintain key person life insurance only for Mr. Provow. We generally do not require our executives or our employees to enter non-competition agreements with us, and those executives or employees could leave our company to form or join a competitor.

WE DEPEND ON KEY CONTRACTUAL RELATIONSHIPS, AND THE LOSS OF ANY OF THOSE RELATIONSHIPS WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

         We enter into licensing, strategic, and other similar contractual relationships under which we utilize proprietary technology and incorporate key products and services into our customer solutions. If any of these relationships are terminated, expired, or breached, or if any of the parties to these agreements cease operations or stop offering its product or service, we would likely lose opportunities to generate revenue and would lose goodwill. We currently depend to a great extent upon three key agreements:

         - a licensing agreement with Baltimore Technologies, plc through which we provide the public key infrastructure for our products and services;

         - a distributor agreement with Cisco Systems, Inc. that enables us to offer Inteligate I and Inteligate II;

         - our network access agreements with MCI WorldCom and McLeodUSA through which we provide network access to our customers for our Inteligate suite; and

         - a distributor agreement with Computer Associates through which we provide a portion of our managed network services and Inteliwatch.

WE WOULD NOT BE ABLE TO OFFER OUR PRODUCTS WITHOUT THE TECHNOLOGY THAT WE LICENSE FROM THIRD PARTIES.

         We license most of the technology integral to our business from third parties, and we do not have any patents or filed copyrights for the technology we utilize. Our success depends in part on the continued availability of that technology, the technology not infringing the proprietary rights of others, and our not breaching technology licenses. It is uncertain whether any third-party patents will require us to utilize or develop alternate technology, alter our products or services, obtain alternative licenses, or cease activities that infringe on third-parties' intellectual property rights. We may not be able to obtain any additional required licenses on commercially favorable terms, if at all. Our inability to acquire any third-party product licenses, or to integrate the related third-party products into our products and services, could result in delays in product development unless and until equivalent products can be identified, licensed, and integrated. We also expect to require new licenses in the future as our business expands and technology evolves. Existing or future licenses may not continue to be available to us on commercially reasonable terms. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights.



OUR PRODUCTS AND SERVICES MAY NOT BE BROADLY ACCEPTED BY THE MARKET.

         We offer managed network services and secure electronic business communication solutions. The market for providing integrated, managed, and secure network services is in the early stage of development. It is difficult to predict the rate that this market will grow, if at all, because this market is relatively new and current and future competitors are likely to introduce competing services or products. Our business, operating results, and financial condition would be materially and adversely affected if the markets for our products and services fail to grow, grow more slowly than anticipated, or become more competitive, or if our products and services are not accepted by targeted customers even if a substantial market develops. New or increased competition may result in market saturation, more competitive pricing, and lower margins. Certain critical issues concerning commercial use of our products and services remain unresolved and may impact the growth of these services. These issues include, among others, the ultimate security and reliability of networks, the ease and cost of access, and the quality of service.

OUR FAILURE TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS AND SERVICES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

         Any failure by us to anticipate or respond adequately to technological developments, customer requirements, or new design and production techniques or any significant delays in product development or introduction could have a material adverse effect on our operations. The emerging market for our products and services is characterized by rapid technological developments and evolving industry standards. These factors will require us continually to improve the performance and features of our products and services and to introduce new products and services, particularly in response to offerings from our competitors, as quickly as possible. As a result, we will be required to expend substantial funds for and commit significant resources to the conduct of continuing product development. We may not be successful in developing and marketing new products and services that respond to competitive and technological developments and changing customer needs.

WE OFFER SOME OF OUR SERVICES FOR A FIXED MONTHLY CHARGE, AND OUR OPERATING MARGINS WILL BE REDUCED IF OUR CUSTOMERS USE OUR SERVICES AT LEVELS GREATER THAN WE EXPECT.

         We have recently begun to offer to our customers our Inteligate I, Inteligate II, and Inteligate III services for a fixed monthly charge in addition to our traditional usage-based pricing model. Our pricing is based upon projected customer use of our services and the projected cost of these services; however, we have little historical basis upon which to estimate these amounts. Higher than expected use by our customers or higher than expected costs would decrease our operating margins. Repeated or significant decreases in our operating margins would have a material adverse effect on our operations.

INCREASED CUSTOMER CREDITS REQUIRED BY OUR SERVICE LEVEL AGREEMENTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         We have aggressive service level agreements with our customers under which we guarantee that our services will be available to our customers. We have not yet fully implemented our technology to measure our service level performance, and until we do, we intend to grant that credit to our customers each month. After we implement the necessary technology and can measure such performance, our service level agreements will require us to grant our customers a credit if we fail to maintain agreed-upon service levels. Historically, our industry has guaranteed availability of similar services at lower levels and has required customers to request such credits. We have little historical data upon which to estimate the credits that we may have to grant for failing to maintain the agreed-upon service levels. In addition, our third-party providers normally do not provide us with similar guarantees. Accordingly, our service level agreements could require our company to grant significant credits to customers that would result in higher than expected costs and decreased operating margins. Repeated or significant decreases in our operating margins would have a material adverse effect on our operations.

INVESTORS MAY NOT BE ABLE TO EXERCISE CONTROL OVER OUR COMPANY AS A RESULT OF MANAGEMENT'S AND OTHER PRINCIPAL SHAREHOLDERS' OWNERSHIP.

         The current executive officers and directors of our company beneficially own 35.4% of our outstanding common stock. As a result, the executive officers and directors of our company can significantly influence the management and affairs of our company and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company, even when such change of control is in the best interests of shareholders. Control by management might adversely affect the market price of the common stock and the voting and other rights of our company's other shareholders.

THE MARKETS FOR SECURE REMOTE ACCESS, MANAGED NETWORK SERVICES, PROFESSIONAL SERVICES, AND ELECTRONIC COMMERCE ARE HIGHLY COMPETITIVE.

         Our products and services compete in the secure IP network access markets, normally characterized as virtual private networks (VPNs). The market has two major segments: hardware/software product vendors and solution service providers. Prospective customers must decide whether to build and manage the solution themselves or to outsource the solution to a service provider. As a service provider, we compete directly with other service providers for prospective customers that are interested in outsourcing the solution. We compete indirectly with product vendors for prospective customers that may consider either option.

Most major networking device companies provide virtual private network devices. This group includes Nortel, Lucent, Cisco and Nokia. A number of smaller device manufacturers, such as NetScreen, RedCreek, and Sonicwall, specialize in virtual private network devices. Most firewall vendors, such as Checkpoint, Symantec, and Cyberguard, also offer virtual private network capabilities imbedded in their products. Microsoft also offers a virtual private network solution embedded in its most popular Windows operating systems at no additional charge.

         Direct competitors providing a service-based virtual private network solution include all of the major carriers, such as AT&T, MCI WorldCom, Sprint, Broadwing, and XO Communications. Several smaller service companies, such as Genuity, Fiberlink, OpenReach, and BlueRidge Networks, also offer managed virtual private network solutions.

         Competition may develop from companies that integrate their current user authentication technology into a network solution. These companies include Entrust, VeriSign, Baltimore and RSA, which utilize public key infrastructure technology.

         Our Managed Network Services solutions compete with all of the major carriers listed above, as well as with other companies, such as NetSolve.

         Our professional services group competes against numerous companies that provide consulting services in the areas of network design and integration. These competitors include most all of the major telecom carriers, most systems integrators, and most consulting companies covering data communications.

         Although we believe that our products and services compete favorably in these market segments, we may not maintain a competitive position against current and potential competitors and broad market acceptance for our products and services has not yet been demonstrated. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases, and significantly greater financial, technical, marketing, and sales resources than we do. As a result, competitors may be able to react more quickly to emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. In addition, certain of our current competitors in particular segments of the security marketplace may broaden or enhance their offerings to provide a more comprehensive solution competing more effectively with our products and services.

OUR BUSINESS RELIES ON THE POPULARITY OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS.

         Our future revenue and any future profits depend upon the widespread acceptance and use of the Internet and related technologies as an effective medium to conduct business. The failure of the Internet and related technologies to continue to develop as a commercial or business medium to conduct business would adversely affect our business, operating results, and financial condition. The market for Internet-based, business electronic commerce products is relatively new and is evolving rapidly. The acceptance and use of the Internet for business could be limited by a number of factors, such as potential slowing growth and use of the Internet in general, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, concerns about transaction security, and taxation of transactions on the Internet.

SECURITY RISKS OF ELECTRONIC COMMERCE MAY DETER FUTURE USE OF OUR PRODUCTS AND SERVICES.

         A fundamental requirement to conducting Internet-based electronic communication and commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of business trading communities, or well-publicized security breaches affecting the Internet in general, could deter businesses from conducting electronic transactions and sending communications that transmit confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, and other developments may result in a compromise or breach of the algorithms we use to protect content and transactions. Anyone that is able to circumvent our security measures could misappropriate proprietary confidential user information or cause interruptions in operations. There may be significant cost requirements to protect against security breaches or to alleviate problems caused by breaches. Any such occurrences could materially and adversely affect our business.

ACQUISITIONS COULD DIVERT MANAGEMENT'S TIME AND ATTENTION, DILUTE THE VOTING POWER OF EXISTING SHAREHOLDERS, AND HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         As part of our growth strategy, we may acquire complementary businesses and assets. Acquisitions that we may make in the future could result in the diversion of time and personnel from our business. We also may issue shares of common stock or other securities in connection with acquisitions, which could result in the dilution of the voting power of existing shareholders and could dilute earnings per share. Any acquisitions would be accompanied by other risks commonly encountered in such transactions, including the following:

         - difficulties integrating the operations and personnel of acquired companies;

         - the additional financial resources required to fund the operations of acquired companies;

         -        the potential disruption of our business;

         - the inability by us to maximize our financial and strategic position by the incorporation of acquired technology or businesses with our product and service offerings;

         - the difficulty of maintaining uniform standards, controls, procedures, and policies;

         -        the potential loss of key employees of acquired companies;

         - the impairment of employee and customer relationships as a result of changes in management; and

         - the significant expenditures required to consummate acquisitions.

         We have historically engaged in, and expect to continue to engage in, discussions with third parties that are interested in acquiring our company. Such an acquisition, whether through a purchase of our assets or capital stock, could have a significant effect on the market price of our common stock, our operations, and our business strategy. In particular, prior to closing any transaction, the price of our common stock may fluctuate with the price of the acquiring company's stock.

OUR PROPOSED GROWTH AND EXPANSION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         We anticipate a period of significant growth in connection with our entry and expansion into our targeted markets. The resulting strain on our managerial, operational, financial, and other resources could be significant. Success in managing this expansion and growth will depend, in part, upon the ability of senior management to manage effectively the growth of our company.

RIGHTS TO ACQUIRE SHARES OF COMMON STOCK WILL RESULT IN DILUTION TO OTHER HOLDERS OF COMMON STOCK.

         Outstanding stock options and warrants could adversely affect the terms on which we can obtain additional financing, and the holders can be expected to exercise these securities at a time when, in all likelihood, we would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by the exercise or conversion of these securities. Holders of these securities will have the opportunity to profit from an increase in the market price of our common stock, with resulting dilution in the interests of the holders of common stock. Upon conversion of the Series A preferred stock, there will be outstanding approximately 110,873,196 shares of common stock. In addition, as of March 28, 2001, we also have outstanding the following securities:

         - options held by our directors, officers, and employees to purchase approximately 17,465,300 shares of common stock with exercise prices ranging from $0.26 to $4.00 per share;

         - warrants to purchase approximately 1,565,912 shares of common stock with exercise prices ranging from $0.75 to $7.00 per share.

OUR COMMON STOCK IS A "PENNY STOCK," AND COMPLIANCE WITH REQUIREMENTS FOR DEALING IN PENNY STOCKS MAY MAKE IT DIFFICULT FOR HOLDERS OF OUR COMMON STOCK TO RESELL THEIR SHARES.

         Our common stock currently is deemed to be "penny stock" as that term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934, or Exchange Act. Section 15(g) of the Exchange Act and Rule 15g-2 under the Exchange Act require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain manually signed and dated written receipt of the document before affecting a transaction in a penny stock for the investor's account. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

         Penny stocks are stocks

         -        with a price of less than $5.00 per share;

         -        that are not traded on a "recognized" national exchange;

         - whose prices are not quoted on the Nasdaq automated quotation system; or

         - issued by companies with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenue of less than $6.0 million for the last three years.

SHARES OF COMMON STOCK ELIGIBLE FOR SALE IN THE PUBLIC MARKET MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         Sales of substantial amounts of common stock by shareholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the common stock and could impair our ability to raise capital by selling equity securities. As of the date of this report, 45,537,743 of the 110,023,196 shares of common stock currently outstanding were freely transferable without restriction or further registration under the securities laws, unless held by "affiliates" of our company, as that term is defined under the securities laws. We also have outstanding approximately 5,300,000 shares of restricted stock, as that term is defined in Rule 144 under the securities laws, that are eligible for sale in the public market, subject to compliance with the holding period, volume limitations, and other requirements of Rule 144. Moreover, the exercise of outstanding options and warrants and the conversion of Series A preferred stock will result in additional outstanding shares of common stock and will create additional potential for sales of additional shares of common stock in the public market.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

         The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the last 12 months, our common stock has traded at prices ranging from $0.20 to $5.31. As a result of the limited and sporadic trading activity, the quoted price for our common stock is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including the following:

         -        quarterly variations in our operating results;

         -        large purchases or sales of our common stock;

         - actual or anticipated announcements of new products or services by us, our business partners, or competitors;

         - investor perception of our business prospects or the Internet industry in general;

         -        general conditions in the markets in which we compete; and

         -        worldwide economic and financial conditions.

WE ARE REQUIRED TO PAY DIVIDENDS ON SHARES OF SERIES A PREFERRED STOCK, AND WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK.

         We are required to pay quarterly a 10% annual dividend on the Series A preferred stock. The dividends may be paid in either stock or cash. The holders of Series A preferred stock are entitled to receive payment of dividends prior to our paying any dividends to holders of common stock. For the foreseeable future, we intend to retain any remaining future earnings, if any, to finance our operations and do not anticipate paying any cash dividends with respect to our common stock.

LEGAL UNCERTAINTIES SURROUND THE DEVELOPMENT OF THE INTERNET, AND COMPLIANCE WITH ANY NEWLY ADOPTED LAWS MAY PROVE DIFFICULT FOR OUR COMPANY AND MAY HARM OUR BUSINESS.

         The laws governing Internet transactions remain largely unsettled. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business, operating results, and financial condition by increasing our costs and administrative expenses. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, consumer protection, and taxation apply to the Internet. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. We must comply with new regulations in the United States, as well as any other regulations adopted by other countries in which we may do business. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, as well as new laws governing the taxation of Internet commerce. Compliance with any newly adopted laws may prove difficult for our company and may harm our business, operating results, and financial condition.

ITEM 2.           DESCRIPTION OF PROPERTY

         Our corporate headquarters are located in a 11,500 square-foot facility in Alpharetta, Georgia under a five-year lease expiring in February 2004. The facility includes certain network operations and executive and administrative offices. We also lease office space and a network operations center located in a 3,100 square-foot space in New York, New York. We were recently able to close our network operations center in our Tempe, Arizona facility and have sublet the 5,500 space to an unaffiliated third party. We have leased certain small colocation facilities through third parties to locate telecommunications equipment in several off-site locations. Although we believe these facilities will be adequate for our needs in the foreseeable future, we are currently investigating additional space to locate a network operations center and to accommodate our growth.

ITEM 3.           LEGAL PROCEEDINGS

         We are, and may in the future be, party to litigation arising in the ordinary course of our business. We do not consider any current claims to be material to our business, financial condition, or operating results. Our insurance coverage may not be adequate to cover all liabilities arising out of any claims that may be instituted in the future. A lack of insurance coverage may have an adverse effect on our business, financial condition, and operating results.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has been quoted on the OTCBB under the symbol "IVPN" since August 1998. The following table sets forth the high and low sales prices of our common stock for the calendar quarters indicated as reported on the OTCBB.

                                                              HIGH         LOW
                                                              ----         ----
YEAR ENDED DECEMBER 31, 1999:
   First quarter .....................................        3.81         1.25
   Second quarter ....................................        2.00         0.75
   Third quarter .....................................        1.25         0.44
   Fourth quarter ....................................        4.50         0.41

YEAR ENDED DECEMBER 31, 2000:
   First quarter .....................................        7.06         2.88
   Second quarter ....................................        4.03         1.53
   Third quarter .....................................        2.50         0.94
   Fourth quarter ....................................        1.13         0.22

YEAR ENDED DECEMBER 31, 2001:
   First quarter (through March 28, 2001) ............        0.20         0.59

         As of March 28, 2001, there were approximately 648 holders of record of our common stock. On March 28, 2001, the closing sales price of our common stock as quoted on the OTCBB was $0.20 per share.

                                 DIVIDEND POLICY

         We are required to pay a 10% annual dividend on our Series A preferred stock. The dividend is payable quarterly and may be paid in either stock or cash. The holders of the Series A preferred stock will have preference in payment of dividends over the holders of common stock. On November 1, 1999, the first dividend payment became payable on the Series A preferred stock. We paid dividends for November 1, 1999 with 87,453 shares of common stock; February 1, 2000 with 13,913 shares; May 1, 2000 with 26,833 shares; and August 1, 2000 with 28,947 shares. Additional dividends became due on November 1, 2000 and February 1, 2001. Our board of directors has not determined whether these dividends will be paid in stock or in cash.

         For the foreseeable future, we intend to retain any remaining future earnings to finance our operations and do not anticipate paying any cash dividends with respect to our common stock. Subject to the preferences that may be applicable to any then-outstanding preferred stock, the holders of common stock will be entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS

         You should read the following discussion and analysis with our consolidated financial statements including the notes, and the special considerations, which appear elsewhere in this report.

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

         With the shortage of qualified information technology resources in the workplace today, we believe that more and more companies will outsource some or all of their information technology needs. Accordingly, we are attempting to position our company to handle these increasing outsourcing needs. We design and implement data communications networks, monitor and manage physical networks, and manage the connectivity of remote access to networks. All of this can be done for a fixed monthly fee, permitting easy budgeting for our customers.

         We also attempt to differentiate our services through a comprehensive service level agreement with our customers whereby we guarantee that our services will be highly available with minimum downtime.

         Our results of operations include the results of our wholly owned subsidiary, Devise Associates, Inc. Also included in our results are the results of Contego, LLC, a developer of a secure user-authentication product, of which we own 66.8%. The remaining 33.2% ownership in Contego is held by Baltimore Technologies, plc, a United Kingdom-based company. We consolidate our financial reporting with the Contego subsidiary. We anticipate that in the year 2001, this entity will be dissolved and its operation rolled directly into Intelispan.

         We generate revenue from four primary sources:

         - Sales of our secure remote access services, which include flat monthly fees or monthly fees based on actual hourly usage, plus non-recurring startup costs, and recurring monthly charges for circuit installation and related charges.

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

         - Sales of network management and monitoring services that include flat monthly fees or fees based on the number of devices monitored.

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

         Our operations have been almost entirely funded through equity and convertible debt financing. We have not had lines of credit or other credit facilities available to us. In January and February 2000, we completed equity financing that generated net proceeds to our company of approximately $27.9 million, which we believe will satisfy our operating capital needs into June 2001 based upon our current anticipated business activities and provided we meet our expected revenue targets. In June 2000 we secured $2 million of lease financing from Cisco Capital for use in acquiring Cisco network and other equipment. That lease financing agreement was increased to $3.5 million in October 2000. Currently, we have purchased approximately $1.5 million of assets under this agreement.

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

                                                            FISCAL YEAR ENDED
                                                               DECEMBER 31,
                                                          ---------------------
                                                           1999          2000
                                                          -------       -------
Revenue ..........................................          100.0%        100.0%
Cost of sales ....................................          173.0         117.9
                                                          -------       -------
   Gross loss ....................................          (73.0)        (17.9)
Operating expenses:
   Selling expenses ..............................          159.1          72.6
   General and administrative expenses ...........          490.0         192.8
                                                          -------       -------
Operating loss ...................................         (722.1)       (283.2)
                                                          -------       -------
Interest income (expense) and other, net .........          (69.8)         18.1
Minority interest ................................           11.1           2.4
                                                          -------       -------
Net loss .........................................         (780.8)%      (262.7)%
                                                          =======       =======

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

         Our total revenue increased 604.6% to approximately $5,242,000 for the fiscal year ended December 31, 2000, from approximately $744,000 for the fiscal year ended December 31, 1999. This revenue is primarily the result of two factors: First, we added a new business segment with the acquisition of Devise Associates, Inc. on June 30, 2000 and the development of a professional services offering, which generated revenue of approximately $2,885,000 for our Managed Network Services business segment. Second, we grew our core revenue from virtual private network services and Internet services, our Virtual Private Network Services segment, by 213.8% from approximately $744,000 in 1999 to approximately $2,335,000 for 2000.

         During the fiscal year ended December 31, 2000, our virtual private network business segment generated revenue from 25 customers and one reseller. The reseller, SunStar IP Communications, LLC, represented approximately 43.8% of our total revenue with billings of approximately $1,036,000. Most of this revenue consisted of the resale of Internet services totaling approximately $979,000 with the remaining approximately $57,000 representing resold virtual private network services. PSI Technologies and four other customers represented approximately 13.9%, 7.5%, 7.1%, 6.6%, and 5.3%, respectively, of our total virtual private network services segment revenue.

         Our managed network services business segment generated revenue of approximately $2,885,000 with ten customers making up approximately $1,883,000 or about 65.2% of the revenue. Our customers Indemand and Sony made up 14.3% and 13.2%, respectively, of the Managed Network Services segment revenue. Approximately $1,038,000 or 35% of the revenue was derived from the resale of hardware and software in connection in network installations and maintenance. Consulting and implementation services accounted for approximately $1,328,000 or 51% of the revenue with the 14% balance from monitoring and management services.

         Our cost of sales for the fiscal year ended December 31, 2000 was approximately $6,180,000 compared to approximately $1,286,000 for the fiscal year ended December 31, 1999. The Virtual Private Network segment had a cost of sales of approximately $4,350,000 generating a negative gross margin of approximately $1,993,000 and a negative gross margin percentage of approximately 85%. For calendar year ended December 31, 1999, the $1,286,000 cost of sales related solely to our virtual private network services business. Negative gross margin for 1999 was approximately $543,000 with a negative gross margin percentage of 73%. The increase in the cost of sales is primarily the result of building network infrastructure and a fully operational operations center. We built a redundantly meshed dual node backbone during 2000 that provides connectivity to multiple facilities carriers. Deploying this network increased our ability to provide quality service and to accelerate customer installation. The approximate monthly cost of maintaining the network is $140,000 per month. This cost will increase only minimally as additional customers are installed and greater utilization of our network occurs. Additionally, we incur approximately $130,000 per month to staff and maintain our network operations center on a 24-hour, seven days a week basis. This cost will also increase only slightly as additional customers are installed. The variable cost of providing virtual private network services was approximately 80% in 2000. This percentage should decrease dramatically in 2001 and the following years as we renegotiate our supplier agreements and migrate our traffic to a lower cost provider. Our ultimate goal is reduce our variable cost percentage from 80% to 50%. The cost savings should begin to materialize in the first quarter of 2001.

         For our managed network services segment, our cost of sales was approximately $1,830,000 for the year ended December 31, 2000. This cost consists primarily of the salary and benefits of consultants and operations personnel and the cost of hardware and software sold to customers. During 2000, the sale of hardware and software returned an average margin of 14%. The remaining revenue from the managed network services segment earned a margin of approximately 49%. This margin percentage should increase in the future as we increase our managed services customer base. For this service we operate a full time network-operating center, which is capable of handling numerous additional customers without increasing the staff, and thus will generate increased margin on our fixed cost base. For 2001 and future years, we hope to transition the product mix from hardware/software sales and consulting services to network monitoring and helpdesk services with greater margins due to their fixed cost structure and scalability.

         Operating expenses increased 188% to approximately $13,907,000 for the fiscal year ended December 31, 2000 from approximately $4,827,000 for the fiscal year ended December 31, 1999. Payroll and related expenses represented $7,909,000 of this amount. Marketing expenses totaled approximately $1,193,000 and professional fees were approximately $1,159,000. Basic general and administrative expenses, including amortization and depreciation, accounted for the remaining $3,649,000.

         Capital expenditures for the fiscal year ended December 31, 2000 were approximately $3,466,000. Network equipment purchases accounted for approximately $916,000; computer equipment purchases amounted to approximately $1,259,000; and software purchases were approximately $746,000. Office equipment, furniture and fixtures, leasehold improvements, and intangibles make up the remaining approximately $545,000. With a majority of our network build-out completed and back-office systems in place, we should not need to spend as much on capital expenditures in 2001 as we did in 2000 provided we do not experience exponential growth and/or venture into a new product offering not currently supportable by our existing network platform. Of the approximately $3,466,000 of capital dollars spent, approximately $176,000 was spent in support of the managed network services segment, with the balance spent to support and deliver the virtual private network service products.

         Our net loss increased to approximately $13,771,000 for the fiscal year ended December 31, 2000 from approximately $5,807,000 for the fiscal year ended December 31, 1999. Our net loss per share decreased to $.17 in 2000 from $0.28 in 1999. The decrease is mainly attributable to the significant increase in the weighted average number of shares outstanding, rising from 20,818,000 in 1999 to 81,948,000 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the private placements completed in the first quarter of 2000, our cash and cash equivalents balance as of December 31, 2000 was approximately $8,770,000. On December 31, 1999 we had cash and cash equivalents of approximately $9,632,000. Our cash flows used in operating activities was approximately $12,148,000 for the year ended December 31, 2000 compared to approximately $3,223,000 for the year ended December 31, 1999. This increase in use of cash is primarily the result of the additional expenses incurred to build out our company infrastructure and operate our business as discussed above.

         Our cash flows used in investing activities was approximately $4,037,000 for the fiscal year ended December 31, 2000, an increase of $3,938,000 from the fiscal year ended December 31, 1999. The increase was the result of the acquisition of capital equipment. From a cash flow standpoint, the acquisition of Devise Associates, Inc. resulted in a decrease in our cash position of approximately $570,000.

         For the fiscal year ended December 31, 2000, cash flows provided by financing activities were approximately $15,323,000 compared with approximately $12,926,000 for the fiscal year ended December 31, 1999. During the fiscal year ended December 31, 2000, we received approximately $15,549,000 from the private placements of units. During 1999, we received approximately $12,852,000 from the private placement of units and sale of common stock. We also made principal payments on notes payable in the amount of approximately $278,000 during 2000.

         Our working capital requirements for future periods depend upon numerous factors, including the timing of expenditures related to our network infrastructure, the rate at which we expand our staff, and our ability to meet revenue projections, among other items. While we cannot predict the timing and amount of our future expenditures, we believe that we have sufficient cash on hand to fund our current operations into the third quarter of 2001, provided we meet our expected revenue targets. To help conserve capital, we intend to lease as much equipment as possible if the rates are commercially reasonable.

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

ACQUISITION OF DEVISE

         On June 30, 2000, we completed the purchase of all of the outstanding common stock of Devise Associates, Inc., a provider of managed network services. The shareholders of Devise received approximately 3.0 million shares of Intelispan common stock and cash consideration of $400,000. Excess purchase price over fair value of net assets acquired of approximately $7.8 million has been recorded as goodwill and is being amortized on a straight-line basis over ten years. This transaction has been accounted for as a purchase.

         During November 2000, William D. Ward, the principal executive officer and shareholder of Devise prior to its acquisition, resigned his position with our company. During January 2001, we agreed with Mr. Ward to register for resale all of the shares of our common stock that Mr. Ward received in the acquisition of Devise. Mr. Ward has agreed to lock-up certain amounts of his shares, portions of which will be released during consecutive three-month periods through September 2001. To the extent that Mr. Ward does not realize certain minimum amounts from the sale of those shares of common stock, we have agreed to pay Mr. Ward any shortfall against those minimums. In exchange for the registration of his shares of common stock and our agreement to keep the registration effective through January 2002, Mr. Ward released our company from any liability associated with his termination of employment with our company and our acquisition of Devise.

Recent Accounting Pronouncements

         The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of the FASB Statement No. 133, in June 1999 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133, in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of the SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of the SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. Upon adoption of the three statements, the Company expects no material impact to its results of operations or financial position.


ITEM 7.           FINANCIAL STATEMENTS

        Reference is made to the Consolidated Financial Statements, the Notes thereto, and Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Consolidated Financial Statements, Notes, and Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During October 2000, we dismissed KPMG LLP. Our board of directors approved the decision to change accountants.

         The audit report of KPMG on our consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The audit report of KPMG on our consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended was modified and contained an explanatory paragraph regarding our ability to continue as a going concern. During the two most recent fiscal years and the interim periods subsequent to December 31, 1999 through October 16, 2000, there were no disagreements between us and KPMG as to any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which such disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the financial statements for such periods.

         During the two most recent fiscal years and the interim periods subsequent to December 31, 1999 through October 16, 2000, there have been no reportable events.

         During October 2000, we engaged Arthur Andersen LLP as independent accountants. Our board of directors approved the engagement of Arthur Andersen LLP. We have not consulted Arthur Andersen LLP prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements or any matter that was either the subject of disagreement or a reportable event.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding each of our directors and executive officers:

NAME                           AGE                   POSITION
- ----                           ---                   --------
Maurice J. Gallagher, Jr.      52     Chairman of the Board of Directors
Travis Lee Provow........      44     President, Chief Executive Officer, and Director
Peter A. Nelson..........      48     Vice Chairman of the Board of Directors and Founder
Scot A. Brands...........      39     Vice President and Chief Financial Officer
James D. Shook...........      36     Vice President, General Counsel, and Secretary
M. Ponder Harrison.......      40     Vice President - Marketing
Michael S. Falk..........      39     Director
Philip R. Ladouceur......      41     Director


         MAURICE J. GALLAGHER, JR. has served as our Chairman of the Board of Directors since February 2000. Mr. Gallagher also serves as the Chairman of the Board of Directors of MGC Communications, Inc., a public company that Mr. Gallagher was instrumental in organizing. Mr. Gallagher is also a founder and Chairman of BankServ, Inc., a private payments company founded in 1996. Mr. Gallagher also served as a director of PurchasePro.com, Inc. during 1998 and 1999. Mr. Gallagher co-founded ValuJet Airlines, Inc. in 1993 and served as director of that company from 1993 until November 1997. Mr. Gallagher also held prior positions with ValuJet from 1993 to 1994, including Chief Financial Officer, and served as Vice Chairman of the Board of Directors from 1994 to 1997. Prior to co-founding ValuJet, Mr. Gallagher was a founder and President of WestAir Holding, Inc., a commuter airline headquartered in Fresno, California. WestAir was sold to Mesa Airlines in June 1992, and Mr. Gallagher was a member of the Mesa board of directors from June 1992 through March 1993.

         TRAVIS LEE PROVOW has served as our President and Chief Executive Officer since January 2000 and has served as a director of our company since August 1998. From May 1998 to December 1999, Mr. Provow served as the Chief Operating Officer of Slingshot Networks LLC, a provider of digital media storage. From June 1995 to May 1998, Mr. Provow served as the Executive Vice President and Chief Operating Officer of GridNet International, a provider of enhanced data communications services, which Mr. Provow founded and which was purchased by MCI WorldCom in July 1997. Prior to founding GridNet, Mr. Provow spent 15 years with NCR and its successor, AT&T Global Information Services, in various domestic and international technical, marketing, product management, and strategic planning positions, most recently as the Vice President of Retail Product and Systems Marketing. Mr. Provow serves as a director of Slingshot Networks, LLC.

         PETER A. NELSON has served as our Vice Chairman of the Board of Directors since January 2000. Mr. Nelson served as our Chairman of the Board of Directors, President, and Chief Executive Officer from the time he formed our company in September 1997 until January 2000. Mr. Nelson has been an entrepreneur for over 20 years, most recently serving as President and Chief Executive Officer of UniDial Associates from 1993 to the present, President of Neptune Marketing Technologies of Delaware, Inc. from 1995 to 1997, and President of Video Electronics, Inc. from 1979 to 1994. Mr. Nelson serves as a director of UniDial Associates, Inc. and Telecast Communications, Inc., both private companies.

         SCOT A. BRANDS has served as our Vice President and Chief Financial Officer since January 2000. Prior to joining our company, Mr. Brands served as Vice President and General Counsel of Slingshot Networks LLC from May 1999 to December 1999. Prior to that, Mr. Brands served as the Controller and General Counsel for GridNet International from May 1995 to April 1999.

         JAMES D. SHOOK has served as Vice President, General Counsel, and Secretary of our company since August 1998. From July 1995 to July 1998, Mr. Shook served as Vice President of Operations and General Counsel to Buzzeo, Inc., a developer of enterprise software applications. From 1989 until 1995, Mr. Shook was an attorney with the Phoenix-based law firm of Jennings, Strouss & Salmon, where he specialized in intellectual property, securities, and commercial litigation. Prior to Jennings, Strouss & Salmon, he worked in a variety of different capacities in software development and quality assurance. Mr. Shook is a member of the Arizona State Bar and earned a J.D. from the University of Arizona and a B.S. in Computer Science from Arizona State University.

         M. PONDER HARRISON has served as Vice President - Marketing of our company since January 2000. Prior to joining our company, Mr. Harrison served as Senior Vice President -- Business Development for Meridian Management, SA, a Switzerland-based company that secures and manages global marketing, branding, and licensing agreements on behalf of the International Olympic Committee. From August 1998 through June 1999, Mr. Harrison served as a marketing and brand consultant for start-up Internet and private aviation-related businesses. From November 1997 through July 1998, Mr. Harrison served as the Senior Vice President -- Sales and Marketing for AirTran Airlines (which was merged with ValuJet Airlines, of which Mr. Harrison was a founding team member and was Vice President of Marketing from June 1993 until November 1997). Mr. Harrison began his career in the airline industry in 1983 with Delta Air Lines and has worked in the areas of strategic planning, advertising and sales promotion, international field sales/operations, and analysis.

         MICHAEL S. FALK has served as a director of our company since February 2000. Mr. Falk is the co-founder of Commonwealth Associates, a New York-based merchant bank and investment bank established in 1988 that specializes in early-stage investments in Internet, technology, and telecommunications businesses. Mr. Falk has served as Commonwealth Associate's Chairman and Chief Executive Officer since 1995. Mr. Falk serves as a director of FutureLink Corp., a public company that serves as an application service provider, and eB2B Commerce, Inc., a public company that provides electronic commerce services.

         PHILIP R. LADOUCEUR has served as a director of our company since February 2000. Mr. Ladouceur is the Executive Chairman and Chief Executive Officer of FutureLink Corp., an application service provider. From October 1996 to April 1998, Mr. Ladouceur was President, Chairman and Chief Executive Officer of MetroNet Communications Corp. and served as MetroNet's Executive Chairman until its merger with AT&T Canada in June 1999. From February 1995 to October 1996, Mr. Ladouceur was Executive Vice President of Operations at Bell Canada International Inc. From October 1992 to February 1995, Mr. Ladouceur was the founding President and Chief Executive Officer of ISM Information Systems Management (Alberta) Ltd., a computer and network management outsourcing company, which was acquired by IBM Global Services. Mr. Ladouceur founded and, from June 1990 to October 1992, was the Managing Director of HDL Capital Corporation, a private merchant bank specializing in business turnarounds, management buyouts, and financing for companies in the telecommunications, technology, software, and retail sectors. From 1986 to 1989, Mr. Ladouceur was Senior Vice President, Finance, Chief Financial Officer, and a director of Rogers Communications Inc., one of the largest cable, cellular and broadcasting companies in North America. Mr. Ladouceur currently serves as a director of AT&T Canada and Cell-Loc Inc., both public companies, and Plan B Communications, a private company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulations requires directors, officers, and greater than 10% stockholders to furnish our company with copies of all Section 16(a) forms that they file. Based solely upon our review of the copies of such forms for the year ended December 31, 2000 received by us and written representations that no other reports were required, we believe that each person who was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except that Messrs. Provow, Brands, Harrison, Shook, Ladouceur, and Nelson each filed a Form 5 reporting one late Form 4 transaction.

DIRECTOR COMPENSATION AND OTHER INFORMATION

         Directors who are employees of our company do not receive any additional compensation for serving as members of our board of directors. Each director receives reimbursement of expenses for their service as a member of the board of directors. None of our directors receive any cash compensation for their service on our board of directors. Non-employee directors will receive options to purchase 150,000 shares of common stock upon their appointment or election to the board of directors and will receive options to purchase a specified amount of shares of common stock annually. These options will have an exercise price of the fair market value on the date of grant and will vest quarterly in equal amounts over four years.

ITEM 10.          EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

         The following table sets forth certain information concerning the compensation for the fiscal year ended December 31, 2000 earned by our Chief Executive Officer and by three other executive officers whose cash salary and bonus exceeded $100,000 during fiscal 2000. Because only one of these executive officers was employed by our company prior to January 2000, the table also sets forth certain compensation information for that executive officer for the fiscal years ended December 31, 1998 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                   LONG TERM
                                                                  COMPENSATION
                                                                  ------------
                                                                     AWARDS
                                                                  ------------
                                                                   SECURITIES     ALL OTHER
                                                                   UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION(1)   YEAR   SALARY($)   BONUS($)(2)    OPTIONS(#)      ($)(3)
- ------------------------------   ----   ---------   -----------   ------------   ------------

Travis Lee Provow.........       2000    184,327        7,500       2,000,000          --
Chief Executive Officer
   and President

Scot A. Brands............       2000    117,692        5,000         400,000          --
Vice President and Chief
   Financial Officer

James D. Shook............       2000    132,308        6,500         312,500          --
Vice President, General          1999    124,987       20,000         170,000       3,000
   Counsel, and Secretary        1998     50,481           --         230,000          --

M. Ponder Harrison........       2000    115,385        3,000         750,000          --
Vice President - Marketing

- ----------
(1) We consider Messrs. Provow, Brands, Shook, and Harrison to be our executive officers. Messrs. Provow, Brands, and Harrison became employees and officers our company during January 2000. Mr. Shook began his employment during 1998, and his cash compensation during fiscal 1998 did not exceed $100,000.
(2) The officers listed also received certain perquisites, the value of which did not exceed 10% of their salaries during fiscal 1998, 1999, or 2000.
(3) Amounts shown represent matching contributions made by us to our SIMPLE plan.

OPTION GRANTS

                        OPTION GRANTS IN LAST FISCAL YEAR

                                           INDIVIDUAL GRANTS
                          ------------------------------------------------
                            NUMBER OF         % OF TOTAL
                            SECURITIES          OPTIONS
                            UNDERLYING        GRANTED TO
                             OPTIONS         EMPLOYEES IN       EXERCISE
NAME                      GRANTED(#)(1)       FISCAL YEAR      PRICE($/SH)
- ------------------        -------------      ------------      -----------
Travis Lee Provow.        1,000,000(2)           9.3%             $2.50
                          1,000,000(3)           9.3%             $0.42

Scot A. Brands....          150,000(2)           1.4%             $3.94
                            250,000(3)           2.3%             $0.42

James D. Shook....           62,500(2)           0.6%             $3.94
                            250,000(3)           2.3%             $0.42

M. Ponder Harrison          400,000(2)           3.7%             $2.50
                            350,000(3)           3.3%             $0.42

- ----------
(1) All options were granted at the fair market value of the shares on the date of grant and expire two years after the termination of employment.
(2) The options vest and become exercisable at the rate of 6.25% of the grant for each calendar quarter after grant.
(3) The options vest and become exercisable at the rate of 25% on the one year anniversary of the grant, 25% on the two year anniversary of the grant, and 6.25% per calendar quarter thereafter.

YEAR-END OPTION VALUES

         The following table provides information respecting the options held by the listed officers as of December 31, 2000. None of the listed officers exercised options during fiscal 2000.

                      OPTIONS HELD AS OF DECEMBER 31, 2000

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED
                                                             OPTIONS
                                                      AT FISCAL YEAR-END(#)(1)
                                                    ----------------------------
                                                    EXERCISABLE    UNEXERCISABLE
                                                    -----------    -------------

Travis Lee Provow...............................      1,177,500       3,882,500
Scot A. Brands..................................        100,000         550,000
James D. Shook..................................        363,500         349,000
M. Ponder Harrison..............................        100,000         650,000

- ----------
(1) None of the unexercised options listed had any value at fiscal year-end, because the exercise price of all of the options held by the listed officers was greater than $0.41, which was the closing sales price of our common stock as quoted on the OTCBB on December 29, 2000.

EMPLOYMENT ARRANGEMENTS

         We have no written employment contracts with any of our executive officers. We offer our employees, including officers, medical and life insurance benefits. The executive officers and all other employees are eligible to receive stock options under our stock option plans and are eligible to receive bonuses under our bonus plan upon meeting company, department, and individual goals.

SEVERANCE PLAN

         We have a severance plan that enables certain executives of our company to receive one month of salary in the event of their termination of employment for any reason other than for cause, death, or voluntary decision by the executive. As of March 28, 2001, the only executives covered by the severance plan were Messrs. Loback and Shook. Executives covered by the severance plan are deemed to have been involuntarily terminated in the event of a change of control (as defined in the severance plan) or if the executive experiences certain conditions, including the following:

         -        a reduction in the executive's cash compensation;

         - a reduction of compensation or benefits that are not made to all employees; or

         - the assignment of any duties inconsistent with the executive's current position or any diminishment in such position, authority, duties, functions, or responsibilities.

         In the event of any of the foregoing conditions, the executive will be provided with COBRA continuation coverage for a one-year period, and we will accelerate the vesting of any previously granted stock options or awards that would otherwise be vested one calendar quarter after termination.

PERFORMANCE EQUITY PLAN

         In 1998 we adopted the Performance Equity Plan to enable our company to offer to our key employees, officers, directors, and consultants who provide valuable services to us an opportunity to acquire a proprietary interest in our company and to link their interests and efforts to the long-term interests of our shareholders. The plan provides for the granting of awards to employees, officers, directors, and consultants eligible to receive awards under the plan. These awards may include stock options, restricted stock, stock reload options, and other stock-based awards. A total of 2,704,670 shares of common stock may be issued under the plan. As of March 28, 2001, no shares of our common stock had been issued upon exercise of options granted under to the plan, and there were outstanding options to acquire 2,371,900 shares of our common stock. We had granted 237,408 shares of restricted stock under the plan and had approximately 100,000 shares available for grant under the plan. The plan will remain in effect until no further grants can be made and no awards remain outstanding.

         Options and awards may be granted only to persons who at the time of grant are key employees, officers, directors, or consultants, who are deemed to have rendered or to be able to render significant services to our company, and who are deemed to have or have the potential to contribute to the success of our company. Options that are incentive stock options may only be granted to employees of our company. To the extent that granted options are incentive stock options, the terms and conditions of those options must be consistent with the qualification requirements set forth in the Internal Revenue Code.

         The plan is administered by our board of directors, except that our board of directors may delegate its power to administer the plan to a committee appointed by our board of directors. Our board of directors or the committee will have the authority to administer all matters governing the plan, including the persons eligible to receive awards, the terms and conditions of grants of awards, the specified performance goals or other criteria that need to be attained for the vesting of awards, and the substitution of any awards.

         The exercise prices, expiration dates, maximum number of shares purchasable, and the other provisions of the options will be established at the time of grant. The exercise prices of options may not be less than 100% (110% if the option is granted to a shareholder who, at the time of grant, owns common stock possessing more than 10% of the combined voting power of all classes of stock of our company) of the fair market value of the common stock on the date of grant. Options may be granted for terms of up to 10 years and become exercisable in whole or in one or more installments at such time as may be determined upon a grant of the options. To exercise an option, the optionholder will be required to deliver to us full payment of the exercise price of the shares as to which the option is being exercised.

         Under the plan, our board or the committee also may award shares of restricted stock or other stock-based awards either alone or in addition to other awards granted under the plan. The committee will determine the eligible persons, the number of shares to be awarded, the price (if any) to be paid by the holder, and all other terms and conditions of such awards.

         Under the plan, all options and other awards will immediately vest and become exercisable if any person or entity (other than our company, or any officer, director, or principal stockholder of our company) acquires securities of our company in one or more transactions having at least 25% of the total voting power of all of our company's securities then outstanding, and such acquisition is not authorized or otherwise approved by our board of directors.

2000 EQUITY INCENTIVE COMPENSATION PLAN

         In March 2000, our board of directors adopted the Intelispan, Inc. 2000 Equity Incentive Compensation Plan and our shareholders approved the plan at a special meeting held on April 4, 2000. The terms of the plan provide for grants of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, other stock-related awards, and performance or annual incentive awards that may be settled in cash, stock, or other property. The effective date of the plan is March 1, 2000.

         Under the plan, the total number of shares of common stock that may be subject to the granting of awards under the plan at any time during the term of the plan shall not exceed in the aggregate 7.4% of the issued shares of our common stock as of the date the plan is adopted; provided that, if the number of issued shares of common stock is increased after such date, the maximum number of shares of common stock for which awards may be granted under the plan shall be increased by 7.4% of such increase. As of March 28, 2001, we had granted options to purchase approximately 5,598,400 shares of our common stock under the plan. None of these options have been exercised.

         The plan limits the number of shares which may be issued pursuant to incentive stock options to the greater of 5,000,000 shares or 7.4% of our issued and outstanding common stock.

         In addition, the plan imposes individual limitations on the amount of certain awards in part to comply with Internal Revenue Code Section 162(m). Under these limitations, during any fiscal year the number of options, SARs, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of other company obligations, and other stock-based awards granted to any one participant may not exceed 1,000,000 for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $1,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000.

         We have authorized a committee to adjust the limitations described in the two preceding paragraphs and to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution (whether in cash, shares of common stock, or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange, or other similar corporate transaction or event affects the common stock so that an adjustment is appropriate to prevent dilution or enlargement of the rights of participants. The committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations, or accounting principles.

Eligibility and Administration

         The persons eligible to receive awards under the plan are the officers, directors, employees, and independent contractors of our company. The plan is to be administered by a committee designated by our board of directors consisting of not less than two directors, each member of which must be a "non-employee director" as defined under Rule 16b-3 under the Exchange Act and an "outside director" for purposes of Section 162(m) of the Code. However, except as otherwise required to comply with Rule 16b-3 of the Exchange Act, or Section 162(m) of the Code, our board may exercise any power or authority granted to the committee. Subject to the terms of the plan, the committee or our board is authorized to select eligible persons to receive awards, determine the type and number of awards to be granted and the number of shares of common stock to which awards will relate, specify times at which awards will be exercisable or settleable (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the plan, and make all other determinations that may be necessary or advisable for the administration of the plan.

Stock Options and SARs

         The committee or our board is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, nonqualified stock options, and SARs entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise (or defined "change in control price" following a change in control) exceeds the grant price of the SAR. The exercise price per share subject to an option and the grant price of an SAR are determined by the committee, but in the case of an ISO must not be less than the fair market value of a share of common stock on the date of grant. For purposes of the plan, the term "fair market value" means the fair market value of common stock, awards, or other property as determined by the committee or our board or under procedures established by the committee or our board. Unless otherwise determined by the committee or our board, the fair market value of common stock as of any given date shall be the closing sales price per share of common stock as reported on the principal stock exchange or market on which common stock is traded on the date as of which such value is being determined or, if there is no sale on that date, then on the last previous day on which a sale was reported. The maximum term of each option or SAR, the times at which each option or SAR will be exercisable, and provisions requiring forfeiture of unexercised options or SARs at or following termination of employment generally are fixed by the committee or our board, except that no option or SAR may have a term exceeding ten years. Options may be exercised by payment of the exercise price in cash, shares that have been held for at least 6 months, outstanding awards, or other property having a fair market value equal to the exercise price, as the committee or our board may determine from time to time. Methods of exercise and settlement and other terms of the SARs are determined by the committee or our board. SARs granted under the plan may include "limited SARs" exercisable for a stated period of time following a change in control of our company, as discussed below.

Restricted and Deferred Stock

         The committee or our board is authorized to grant restricted stock and deferred stock. Restricted stock is a grant of shares of common stock that may not be sold or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period specified by the committee or our board. A participant granted restricted stock generally has all of the rights of a stockholder of our company, unless otherwise determined by the committee or our board. An award of deferred stock confers upon a participant the right to receive shares of common stock at the end of a specified deferral period, subject to possible forfeiture of the award in the event of certain terminations of employment prior to the end of a specified restricted period. Prior to settlement, an award of deferred stock carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

Dividend Equivalents

         The committee or our board is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of common stock, other awards or other property equal in value to dividends paid on a specific number of shares of common stock or other periodic payments. Dividend equivalents may be granted alone or in connection with another award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional shares of common stock, awards, or otherwise as specified by the committee or our board.

Bonus Stock and Awards in Lieu of Cash Obligations

         The committee or our board is authorized to grant shares of common stock as a bonus free of restrictions, or to grant shares of common stock or other awards in lieu of company obligations to pay cash under the plan or other plans or compensatory arrangements, subject to such terms as the committee or our board may specify.

Other Stock-Based Awards

         The committee or our board is authorized to grant awards that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of common stock. Such awards might include convertible or exchangeable debt securities, other rights convertible or exchangeable into shares of common stock, purchase rights for shares of common stock, awards with value and payment contingent upon performance of our company or any other factors designated by the committee or our board, and awards valued by reference to the book value of shares of common stock or the value of securities of or the performance of specified subsidiaries or business units. The committee or our board determines the terms and conditions of such awards.

Performance Awards, Including Annual Incentive Awards

         The right of a participant to exercise or receive a grant or settlement of an award, and the timing thereof, may be subject to such performance conditions (including subjective individual goals) as may be specified by the committee or our board. In addition, the plan authorizes specific annual incentive awards, which represent a conditional right to receive cash, shares of common stock, or other awards upon achievement of certain preestablished performance goals and subjective individual goals during a specified fiscal year. Performance awards and annual incentive awards granted to persons whom the committee expects will, for the year in which a deduction arises, be "covered employees" (as defined below) will, if and to the extent intended by the committee, be subject to provisions that should qualify such awards as "performance-based compensation" not subject to the limitation on tax deductibility by us under Code Section 162(m). For purposes of Section 162(m), the term "covered employee" means our chief executive officer and each other person whose compensation is required to be disclosed in our filings with the SEC by reason of that person being among our four highest compensated officers as of the end of a taxable year. If and to the extent required under Section 162(m) of the Code, any power or authority relating to a performance award or annual incentive award intended to qualify under Section 162(m) of the Code is to be exercised by the committee and not our board.

         Subject to the requirements of the plan, the committee or our board will determine performance award and annual incentive award terms, including the required levels of performance with respect to specified business criteria, the corresponding amounts payable upon achievement of such levels of performance, termination, and forfeiture provisions and the form of settlement. In granting annual incentive or performance awards, the committee or our board may establish unfunded award "pools," the amounts of which will be based upon the achievement of a performance goal or goals based on one or more of certain business criteria described in the plan (including, for example, total stockholder return, net income, pretax earnings, EBITDA, earnings per share, and return on investment). During the first 90 days of a fiscal year or performance period, the committee or our board will determine who will potentially receive annual incentive or performance awards for that fiscal year or performance period, either out of the pool or otherwise.

         After the end of each fiscal year or performance period, the committee or our board will determine

         - the amount of any pools and the maximum amount of potential annual incentive or performance awards payable to each participant in the pools; and

         - the amount of any other potential annual incentive or performance awards payable to participants in the plan.

The committee or our board may, in its discretion, determine that the amount payable as an annual incentive or performance award will be reduced from the amount of any potential award.

Other Terms of Awards

         Awards may be settled in the form of cash, shares of common stock, other awards or other property, in the discretion of the committee or our board. The committee or our board may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as the committee or our board may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains and losses based on deemed investment of deferred amounts in specified investment vehicles. The committee or our board is authorized to place cash, shares of common stock, or other property in trusts or make other arrangements to provide for payment of our obligations under the plan. The committee or our board may condition any payment relating to an award on the withholding of taxes and may provide that a portion of any shares of common stock or other property to be distributed will be withheld (or previously acquired shares of common stock or other property be surrendered by the participant) to satisfy withholding and other tax obligations.

Awards granted under the plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the participant's death, except that the committee or our board may, in its discretion, permit transfers for estate planning or other purposes subject to any applicable restrictions under Rule 16b-3 promulgated under the Securities Exchange Act.

         Awards under the plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The committee or our board may, however, grant awards in exchange for other awards under the plan, awards under other company plans, or other rights to payment from us, and may grant awards in addition to and in tandem with such other awards, rights, or other awards.

Acceleration of Vesting; Change in Control

         The committee or our board may in the case of a "change of control" of our company, as defined in the plan, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award (including the cash settlement of SARs and "limited SARs" which may be exercisable in the event of a change in control). In addition, the committee or our board may provide in an award agreement that the performance goals relating to any performance based award will be deemed to have been met upon the occurrence of any "change in control." Upon the occurrence of a change in control, if so provided in the award agreement, stock options and limited SARs (and other SARs which so provide) may be cashed out based on a defined "change in control price," which will be the higher of

         - the cash and fair market value of property that is the highest price per share paid (including extraordinary dividends) in any reorganization, merger, consolidation, liquidation, dissolution, or sale of substantially all assets of our company; or

         - the highest fair market value per share (generally based on market prices) at any time during the 60 days before and 60 days after a change in control.

         For purposes of the plan, the term "change in control" generally means

         - approval by shareholders of any reorganization, merger, or consolidation or other transaction or series of transactions if persons who were shareholders immediately prior to such reorganization, merger, or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merged, or consolidated company's then outstanding, voting securities, or a liquidation or dissolution of our company or the sale of all or substantially all of the assets of our company (unless the reorganization, merger, consolidation or other corporate transaction, liquidation, dissolution or sale is subsequently abandoned),

         - a change in the composition of our board such that the persons constituting our board on the date the award is granted, or our incumbent board, and subsequent directors approved by our incumbent board (or approved by such subsequent directors), cease to constitute at least a majority of our board, or

         - the acquisition by any person, entity or "group", within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act, of more than 50% of either the then outstanding shares of our common stock or the combined voting power of our company's then outstanding voting securities entitled to vote generally in the election of directors excluding, for this purpose, any acquisitions by (1) our company, (2) any person, entity, or "group" that as of the date on which the award is granted owns beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act) of a controlling interest, or (3) any employee benefit plan of our company.

Amendment and Termination

         Our board of directors may amend, alter, suspend, discontinue, or terminate the plan or the committee's authority to grant awards without further shareholder approval, except shareholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of common stock are then listed or quoted. Thus, shareholder approval may not necessarily be required for every amendment to the plan which might increase the cost of the plan or alter the eligibility of persons to receive awards. Shareholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although our board may, in its discretion, seek shareholder approval in any circumstance in which it deems such approval advisable. Unless earlier terminated by our board, the plan will terminate at such time as no shares of common stock remain available for issuance under the plan and we have no further rights or obligations with respect to outstanding awards under the plan.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the shares of our common stock beneficially owned as of March 28, 2001 by each of our directors and executive officers, all of our directors and executive officers as a group, and each person known by us to be the beneficial owner of more than 5% of our common stock.

                                                       SHARES
                                                    BENEFICIALLY
NAME OF BENEFICIAL OWNER(1)                           OWNED(1)        PERCENT(2)
- ------------------------------------------------    -------------     ----------
DIRECTORS AND EXECUTIVE OFFICERS:
Maurice J. Gallagher, Jr........................     7,546,876(3)        6.8%
Travis Lee Provow...............................     2,362,083(4)        2.1%
Peter A. Nelson.................................     4,685,688(5)        4.2%
Scot A. Brands..................................       316,667(6)        *
James D. Shook..................................       397,039(7)        *
M. Ponder Harrison..............................       604,167(8)        *
Michael S. Falk.................................    21,547,314(9)       19.4%
Philip R. Ladouceur.............................       438,798(10)       *
Directors and executive officers
  as a group (8  persons).......................    37,898,631          33.5%
5% SHAREHOLDERS:
Commonwealth Associates, L.P.(9)................     7,975,858(9)        7.2%
ComVest Capital Partners, LLC(9)................     9,441,667(9)        8.5%

- ----------
*        Less than 1%

(1) Except as indicated, and subject to community property laws when applicable, each officer and director named in the table above has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each director or officer may be reached through our offices at 1720 Windward Concourse, Suite 100, Alpharetta, Georgia, 30005.
(2) The percentages shown are calculated based upon 110,873,196 shares of common stock outstanding on March 28, 2001, which assumes 850,000 shares of common stock issuable upon conversion of the Series A preferred stock. The numbers and percentages shown include the shares of common stock actually owned as of March 26, 2001 and the shares of common stock that the person or group had the right to acquire within 60 days of March 26, 2001. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 26, 2001 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3) Amounts listed for Mr. Gallagher include (a) 4,312,501 shares of common stock held by Gallagher Corporation, (b) 1,437,501 shares of common stock held by Gallagher Family Investments LP, and (c) 46,875 shares of common stock issuable upon exercise of stock options. Mr. Gallagher is a control person of both of these entities. Amounts listed for Gallagher Corporation and Gallagher Family Investments LP do not include shares beneficially owned individually by Mr. Gallagher.
(4) Includes 1,365,417 shares of common stock issuable upon exercise of stock options.
(5) Includes 156,250 shares of common stock issuable upon exercise of stock options. Excludes 118,000 shares of common stock owned by CyberTrust 2000, Kurt Kittleson trustee, dated May 22, 1998, an irrevocable trust for the benefit of Mr. Nelson's children. Mr. Kittleson has the full power to vote and exercise investment power with respect to the shares of the trust.
(6) Includes 125,000 shares of common stock issuable upon exercise of stock options.
(7) Includes 384,531 shares of common stock issuable upon exercise of stock options.
(8) Includes 125,000 shares of common stock issuable upon exercise of stock options.
(9) Mr. Falk, Commonwealth Associates, L.P., and ComVest Capital Partners, LLC are affiliates. Mr. Falk is also a control person of ComVest. Mr. Falk, ComVest, and Commonwealth have shared voting and dispositive power with respect to the shares held by ComVest and Commonwealth. The address of Commonwealth and ComVest is 830 Third Avenue, 4th Floor, New York, New York 10022. In addition to the amounts held by Commonwealth, Mr. Falk's individual ownership, for which Mr. Falk has sole voting and dispositive power, includes 4,096,937 shares of common stock and such amount is not included in the beneficial ownership of Commonwealth or ComVest. Amounts individually owned by Mr. Falk include 47,918 shares of common stock that are held in trust for the benefit of Mr. Falk's children.
(10) Amounts listed for Mr. Ladouceur include (a) 95,834 shares of common stock held by Ann Ladouceur, Mr. Ladouceur's wife, (b) 191,667 shares of common stock held by Mardale Investments Ltd., of which Mr. Ladouceur is a control person, and (c) 46,875 shares of common stock issuable upon exercise of stock options. Amounts listed for Ms. Ladouceur and Mardale Investments Ltd. do not include shares beneficially owned individually by Mr. Ladouceur.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         Mr. Falk is the co-founder, Chairman, and Chief Executive Officer of Commonwealth Associates. Mr. Falk is also a control person of ComVest Capital Management LLC, an affiliate of Commonwealth. The relationships and agreements among us, ComVest, and Commonwealth create certain conflicts of interest for Commonwealth in acting in the best Commonwealth with substantial influence and control over our company. See "Special Considerations," "Principal Shareholders," and "Management."

         In October 1999, ComVest and its designees made available to us up to $1.0 million in a bridge financing. The bridge financing was evidenced by bridge notes that allowed the holder to convert the principal amount of the bridge notes into units in a private placement of equity during December 1999. Between November 1999 and December 1999, we ultimately borrowed an aggregate of $595,000 from ComVest and its designees. The holders converted the bridge notes pursuant to the existing conversion privileges into units at the first closing of our private placement of units on December 21, 1999. As a result of the conversion, at the first closing on December 21, 1999, ComVest and its designees received
5.95 units in the private placement consisting of 793,331 shares of common stock and warrants to purchase 396,669 shares of common stock at an exercise price of $0.75 per share. The conversion of bridge notes into units did not result in any income statement effect, but rather a reduction in notes payable and an increase in additional paid-in capital of an amount equal to $377,136. This amount represents $595,000 of principal and $3,539 of accrued interest, less $221,403 of unamortized debt discount. In November 1999, we granted ComVest and its designees bridge warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.01 per share. The warrants were granted without cash consideration in connection with the bridge financing and to induce Commonwealth to raise additional capital for our company. The bridge warrants were determined to have a value of $7.4 million based on a Black-Scholes model calculated on the date of grant. The value of the bridge warrants was allocated $349,582 to the bridge notes and $7,050,418 to the private placement of units based on the ratio of debt to equity proceeds. The value of bridge warrants allocated to the debt was to be amortized by the interest method over six months, the term of the bridge notes. Upon conversion of the bridge notes, the unamortized debt discount of $221,403 was recorded as an increase in additional paid-in capital.

         During January 2000, we completed a private placement of 300 units to accredited investors through Commonwealth Associates as placement agent. These 300 units included 15.95 units that were issued upon conversion of debt instruments at the option of the holder pursuant to the existing conversion privileges. In connection with the offering, Commonwealth Associates received
(1) a commission equal to 7% of the aggregate purchase price of the units sold, and (2) a structuring fee equal to 3% of the aggregate purchase price of the units sold. We issued to Commonwealth seven-year agent warrants to purchase, at an exercise price of $0.75 per share, 33.33% of the shares of common stock (a) included in units sold, and (b) issuable upon exercise of the warrants included in the units sold.

         The following table presents certain information regarding our private placement of 300 units during December 1999 and January 2000:

                                                    DECEMBER 1999   JANUARY 2000      TOTAL
                                                    -------------   ------------   -----------
Units sold ......................................         139.51          160.49        300.00
Shares of common stock issued ...................     18,601,287      21,398,613    39,999,900
Warrants issued at $.075 ........................      9,300,713      10,699,387    20,000,100
Agent warrants issued at $0.75 per share ........      9,300,667      10,699,333    20,000,000
Value of bridge warrants allocated to cost of
   capital ......................................    $ 7,050,418              --   $ 7,050,418
Value of 60,000 share retainer as cost of capital    $    31,800              --   $    31,800
Commissions paid to Commonwealth ................    $   934,920     $ 1,123,430   $ 2,058,350
Structuring fees paid to Commonwealth ...........    $   400,680     $   481,470   $   882,150
Offering expenses ...............................    $   347,808     $    52,500   $   400,308

         During February 2000, we completed another private placement of 13.5 units to accredited investors through Commonwealth Associates as placement agent. In connection with the offering, Commonwealth Associates received (1) a commission equal to 7% of the aggregate purchase price of the units sold, and
(2) a structuring fee equal to 3% of the aggregate purchase price of the units sold. We issued to Commonwealth seven-year warrants to purchase, at an exercise price of $0.75 per share, 33.33% of the shares of common stock (a) included in the units sold, and (b) issuable upon exercise of the warrants included in the units sold.

         The following table presents certain information regarding our private placement of 13.5 units during February 2000:

Units sold ......................................................          13.50
Shares of common stock issued ...................................      1,799,996
Warrants issued at $0.75 per share ..............................        900,005
Agent warrants issued at $0.75 per share ........................        900,000
Commissions paid to Commonwealth ................................     $   94,500
Structuring fees paid to Commonwealth ...........................     $   40,500
Offering expenses ...............................................     $   50,000

         On October 29, 1999, the date we entered into a commitment with Commonwealth to act as placement agent in the private placement, we issued to Commonwealth 60,000 shares of common stock as a non-refundable retainer to act as the placement agent. In our consolidated financial statements as of December 31, 1999, we recorded the cost associated with the issuance of the retainer to cost of capital, reflected as a reduction to additional paid-in capital. The shares were valued at $0.53 per share, representing the closing price of our common stock on October 29, 1999. Upon the closing of the private placement, we granted Commonwealth the right to appoint four of seven directors to our Board of Directors. Commonwealth has designated three of these directors to our board of directors and has waived its right to appoint a fourth director.

         We have entered into a finder's agreement with Commonwealth under which we will pay Commonwealth a fee ranging from 1% to 5% of the amount of certain transactions with an individual or entity that is introduced to us by Commonwealth. We believe that this agreement was provided on terms no less favorable than could have been obtained from unaffiliated third parties. In addition, upon the first closing of the private placement of units on December 21, 1999, we entered into an 18-month financial advisory agreement with Commonwealth for financial and investment banking services providing for a monthly fee to Commonwealth of $5,000, the first three months of which were paid in advance upon the closing of the private placement. During January 2000, the parties agreed to terminate the financial advisory agreement. None of the monthly fees paid in advance were refunded to us upon termination of the agreement. Since we expensed all of these fees during fiscal 1999, the termination resulted in no additional financial impact to our company. We believe that this agreement was provided on terms no less favorable than could have been obtained from unaffiliated third parties.

         After the completion of our private placements of units, Commonwealth allocated agent warrants to purchase up to 3,751,259 shares of common stock to Mr. Falk, agent warrants to purchase up to 500,000 shares of common stock to Mr. Gallagher, and agent warrants to purchase up to 119,340 shares of common stock to Mr. Ladouceur. Commonwealth also allocated agent warrants to purchase up to 750,000 shares of common stock to certain third parties as a finder fee in connection with the private placements of units completed during January and February 2000. Commonwealth has allocated agent warrants to employees and account executives employed by Commonwealth.

         We granted to each of Messrs. Gallagher and Ladouceur options to purchase 150,000 shares of common stock at an exercise price of $2.50 per share. The options will vest ratably each quarter over a four-year period.

         All of our officers and directors owned unit warrants or agent warrants that were modified pursuant to a private offering during August 2000. Accordingly, those officers and directors, as well as the other holders of unit warrants and agent warrants, exercised on a "cashless" basis unit warrants or agent warrants held at an exercise price of $0.50 per share. This exercise price represented a $0.25 reduction from the terms of the warrants, which had an exercise price of $0.75 per share. In addition, for purposes of the cashless exercise in that offering, the current market value of our common stock was deemed to be $4.00 per share. As a result, these officers and directors received additional shares of our common stock than they otherwise would have received if such securities were exercised pursuant to the original terms. These officers and directors received identical terms as the other warrantholders in that offering. The following table presents certain information with respect to the warrants held by certain of our officers and directors that were modified and exercised pursuant to the offering:

                                                                SHARES ISSUED AS
                                                                 MODIFIED AFTER
OFFICER OR DIRECTOR            UNIT WARRANTS   AGENT WARRANTS       EXERCISE
- ----------------------------   -------------   --------------   ----------------

Maurice J. Gallagher, Jr....     2,000,011         2,000,000         3,500,010
Travis Lee Provow...........       346,668                --           303,335
Peter A. Nelson.............        28,278                --            24,743
Scot A. Brands..............        66,667                --            58,334
James D. Shook..............         4,351                --             3,807
M. Ponder Harrison..........       166,668                --           145,834
Michael S. Falk.............       350,001        12,835,502        11,537,315
Philip R. Ladouceur.........       100,000           119,340           191,923
                                 ---------      ------------      ------------
                                 3,062,644        14,954,842        15,765,301

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

EXHIBIT
  NO.      DESCRIPTION OF EXHIBIT
- -------    ---------------------------------------------------------------------
  3.1      Amended and Restated Articles of Incorporation of the Registrant(3)

  3.2      Bylaws of the Registrant(2)

  4.1      Specimen of Common Stock Certificate(2)

  4.2      Specimen of Series A 10% Convertible Participating Preferred Stock
           Certificate(2)

 10.1 The GridNet International, Inc. Program Enrollment Terms in connection with its agreement for Data Communication Products or Services dated April 9, 1998 and the Terms and Conditions attached thereto dated February 1998 by and between GridNet International, Inc. and the Registrant*(4)

 10.2      Information Technology Supply Agreement dated September 10, 1997 between Contego, LLC and Security Domain Pty Limited(2)

 10.3      Strategic Alliance Agreement dated December 11, 1997 by and between
           Contego, LLC and GridNet International, Inc.*(4)

 10.4 Distributor Agreement dated January 15, 1999 between Contego, LLC and the Registrant(2)

 10.5 Software License and Distribution Agreement dated June 18, 1998 by and between the Registrant and Cyclone Software Corporation(1)

 10.6      Altiga Networks, Inc. Authorized Distributor Agreement dated June 23,
           1999 between Altiga Networks, Inc. and the Registrant*(4)

 10.7      Performance Equity Plan(1)

 10.8      The Registrant's Severance Plan and Summary Plan Description(1)

 10.9      2000 Equity Incentive Compensation Plan(5)

 10.10 Amended Agreement and Plan of Merger dated June 27, 2000 by and among the Company, Devise Associates, Inc., Intelispan Acquisition, Inc., and William D. Ward(6)

 16.1      Letter from KPMG LLP regarding change in certifying accountant(7)

 21        Subsidiaries of the Registrant

 23.2      Consent of Arthur Andersen LLP

- ----------
 * Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on January 10, 2000.
(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Commission on January 25, 2000.
(3) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2 filed with the Commission on February 25, 2000.
(4) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form SB-2 filed with the Commission on March 21, 2000.
(5) Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 3, 2000.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 11, 2000.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on October 20, 2000.

         (b)      REPORTS ON FORM 8-K

                  On October 20, 2000, the Company filed a Form 8-K announcing its decision to change accountants from KPMG LLP to Arthur Andersen LLP, effective October 16, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTELISPAN, INC.



                                     By: /s/ Travis Lee Provow
                                         --------------------------------------
                                         Travis Lee Provow
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                     Date: March 30, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Maurice J. Gallagher, Jr.    Chairman of the Board of Directors      March 30, 2001
- -----------------------------
Maurice J. Gallagher, Jr.

/s/ Travis Lee Provow            President, Chief Executive Officer,     March 30, 2001
- -----------------------------    and Director (Principal Executive
Travis Lee Provow                Officer)

/s/ Peter A. Nelson              Vice Chairman of the Board of           March 30, 2001
- -----------------------------    Directors, Vice President - Business
Peter A. Nelson                  Development, and Founder

/s/ Scot A. Brands               Vice President and Chief Financial      March 30, 2001
- -----------------------------    Officer (Principal Financial and
Scot A. Brands                   Accounting Officer)

/s/ Michael S. Falk              Director                                March 30, 2001
- -----------------------------
Michael S. Falk

/s/ Philip R. Ladouceur          Director                                March 30, 2001
- -----------------------------
Philip R. Ladouceur

                        INTELISPAN, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
   Independent Auditors' Report..............................      F-2
   Consolidated Balance Sheet as of December 31, 2000........      F-3
   Consolidated Statements of Operations for the Years Ended
     December 31, 2000, and 1999.............................      F-4
   Consolidated Statements of Shareholders' Equity and
     Comprehensive Loss for the Years Ended December 31, 2000
     and 1999................................................      F-5
   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000 and 1999..............................      F-6
   Notes to Consolidated Financial Statements................      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Intelispan, Inc.:

     We have audited the accompanying consolidated balance sheet of INTELISPAN, INC. (a Washington corporation) AND SUBSIDIARIES as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelispan, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                           /s/ Arthur Andersen, LLP

February 23, 2001
Atlanta, Georgia

                        INTELISPAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000



                                                                  2000
                                                              ------------
     ASSETS
     Current assets:
       Cash and cash equivalents.........................     $  8,769,868
       Short term investments (Note 2) ..................          346,388
       Accounts receivable net of allowance of
          $122,913.......................................        1,809,217
       Prepaid expenses..................................          265,197
       Notes receivable from officers and employees......          138,514
       Other current assets..............................          283,208
                                                              ------------
               Total current assets......................       11,612,392
     Property and equipment, net (Notes 2 and 4).........        4,247,228
     Intangibles, net (Note 2)...........................        8,026,831
     Other long-term assets..............................          131,088
                                                              ------------
                                                              $ 24,017,539
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable....................................     $  1,742,386
     Lines of Credit (Note 2)............................          560,560
     Accrued liabilities (Note 2)........................        1,589,760
     Current obligations under capital lease (Note 7)....          410,481
     Current portion of notes payable (Note 5)...........           75,000
     Other current liabilities...........................           62,905
                                                              ------------
               Total current liabilities.................        4,441,092
     Noncurrent liabilities:
       Capital lease obligations (Note 7)................          765,284
                                                              ------------
     Total liabilities                                           5,206,376
     Commitments and contingencies (Notes 7 and 11)
     Shareholders' equity:
       Preferred Stock, $.0001 par value; 10,000,000
       shares authorized; 17,000 shares issued and
       outstanding as of December 31, 2000...............                2
       Common Stock, $.0001 par value;
       250,000,000 shares authorized; 110,023,196
       shares issued and outstanding as of                          11,002
       December 31, 2000.................................
       Additional Paid-in capital........................       53,505,130
       Stock Warrants....................................        1,194,059
       Unrealized loss on short-term investments.........          (60,404)
       Accumulated deficit...............................      (35,838,626)
                                                              -------------
               Total shareholders' equity................       18,811,163
                                                              ------------
                                                              $ 24,017,539
                                                              ============

The accompanying notes are an integral part of this consolidated balance sheet.

                        INTELISPAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                      2000             1999
                                                  ------------     ------------
Revenue ......................................    $  5,241,654     $    743,709
Costs of sales ...............................       6,180,224        1,286,410
                                                  ------------     ------------
      Gross loss .............................        (938,570)        (542,701)
                                                  ------------     ------------
Operating expenses:
  Selling ....................................       3,802,993        1,183,183
  General and administrative .................      10,103,602        3,644,269
                                                  ------------     ------------
      Total operating expenses ...............      13,906,595        4,827,452
                                                  ------------     ------------
          Operating loss .....................     (14,845,165)      (5,370,153)
Interest expense .............................         (23,716)        (531,331)
Interest income ..............................       1,075,003           12,073
Minority interest ............................         127,399           82,547
Other expense ................................        (104,526)              --
                                                  ------------     ------------
      Net loss ...............................    $(13,771,005)    $ (5,806,864)
                                                  ------------     ------------
Preferred stock dividends ....................        (221,112)         (96,000)
                                                  ------------     ------------
      Net loss attributable to common
         shareholders ........................    $(13,992,117)    $ (5,902,864)
                                                  ============     ============
Net loss per common share -- basic and diluted    $      (0.17)    $      (0.28)
                                                  ============     ============
Weighted average common shares outstanding ...      81,948,145       20,817,660
                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                        INTELISPAN, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                          PREFERRED                              ADDITIONAL
                                            PREFERRED       SHARE        COMMON        SHARE      PAID-IN
                                             SHARES         AMOUNT       SHARES       AMOUNTS     CAPITAL
                                           -----------    ---------    -----------    -------   -----------
Balances, December 31, 1998 ..........              --    $      --     18,377,471    $ 1,837   $ 6,779,314
Common shares issued in March
  1999 private placement, net of
  $64,800 of offering costs ..........              --           --        542,001         55       693,946
Common shares exchanged for
  preferred shares ...................          25,600            3       (341,334)       (34)           31
Common shares issued as
  compensation for services ..........              --           --        232,408         23       353,682
Issuance of warrants to third
  parties for services ...............              --           --             --         --            --
Issuance of bridge warrants and
  shares in connection with
  bridge financings and a
  private placement ..................              --           --         60,000          6       332,173
Exercise of warrants by third
  parties in connection with
  debt and equity financing ..........              --           --     10,000,000      1,000        99,000
Common shares issued in
  December 1999, private
  placement, net of $1,683,408
  of offering costs ..................              --           --     18,601,287      1,860     2,217,907
Net loss attributable to common
  shareholders .......................              --           --             --         --            --
                                           -----------    ---------    -----------    -------   -----------
Balances, December 31, 1999 ..........          25,600    $       3     47,471,833    $ 4,747   $10,476,053
                                           ===========    =========    ===========    =======   ===========
Comprehensive income (loss):
Unrealized loss in securities ........              --           --             --         --            --
Net loss attributable to common
  shareholders .......................              --           --             --         --            --

Comprehensive loss ...................
Common shares issued in January and
February 2000 private offering, net
of  $1,849,604 of offering costs .....              --           --     23,198,609      2,320     3,019,765
Preferred shares exchanged for
  common shares ......................          (8,600)          (1)       430,000         43           (42)
Common shares issued as
  compensation for services ..........              --           --        232,843         23       443,677
Issuance of warrants to third
  parties for services ...............              --           --             --         --            --
Modification of stock warrants treated
  as a common stock dividend .........              --           --             --         --    10,160,477
Exercise of warrants .................              --           --     35,561,941      3,556    21,943,074
Common stock issued as preferred
  Stock dividends ....................              --           --        157,146         16       233,763
Common shares issued in acquisition ..              --           --      2,970,824        297     6,999,703
Conversion of third party debt .......              --           --             --         --        57,250
Issuance of options below market
  value ..............................              --           --             --         --       171,410
                                           -----------    ---------    -----------    -------   -----------
Balance, December 31, 2000 ...........          17,000    $       2    110,023,196    $11,002   $53,505,130
                                           ===========    =========    ===========    =======   ===========

                                                             UNEARNED
                                                               GAIN
                                                            (LOSS) ON                        TOTAL
                                              STOCK        SHORT-TERM     ACCUMULATED     SHAREHOLDERS'
                                             WARRANTS      INVESTMENTS      DEFICIT          EQUITY
                                           ------------    -----------    ------------    ------------
Balances, December 31, 1998 ..........     $         --    $        --    $ (5,783,168)   $    997,983
Common shares issued in March
  1999 private placement, net of
  $64,800 of offering costs ..........               --             --              --         694,001
Common shares exchanged for
  preferred shares ...................               --             --              --              --
Common shares issued as
  compensation for services ..........               --             --              --         353,705
Issuance of warrants to third
  parties for services ...............          502,414             --              --         502,414
Issuance of bridge warrants and
  shares in connection with
  bridge financings and a
  private placement ..................               --             --              --         332,179
Exercise of warrants by third
  parties in connection with
  debt and equity financing ..........               --             --              --         100,000
Common shares issued in
  December 1999, private
  placement, net of $1,683,408
  of offering costs ..................       10,044,745             --              --      12,264,512
Net loss attributable to common
  shareholders .......................               --             --      (5,902,864)     (5,902,864)
                                           ------------    -----------    ------------    ------------
Balances, December 31, 1999 ..........     $ 10,547,159    $        --    $(11,686,032)      9,341,930
                                           ============    ===========    ============    ============
Comprehensive income (loss):
Unrealized loss in securities ........               --        (60,404)             --         (60,404)
Net loss attributable to common
  shareholders .......................               --             --     (13,992,117)    (13,992,117)
                                                                                          ------------
Comprehensive loss ...................                                                     (14,052,521)
Common shares issued in January and
February 2000 private offering, net
of  $1,849,604 of offering costs .....       12,527,311             --              --      15,549,396
Preferred shares exchanged for
  common shares ......................               --             --              --              --
Common shares issued as
  compensation for services ..........               --             --              --         443,700
Issuance of warrants to third
  parties for services ...............           66,219             --              --          66,219
Modification of stock warrants treated
  as a common stock dividend .........               --             --     (10,160,477)
Exercise of warrants .................      (21,946,630)            --              --              --
Common stock issued as preferred
  Stock dividends ....................               --             --              --         233,779
Common shares issued in acquisition ..               --             --              --       7,000,000
Conversion of third party debt .......               --             --              --          57,250
Issuance of options below market
  value ..............................               --             --              --         171,410
                                           ------------    -----------    ------------    ------------
Balance, December 31, 2000 ...........     $  1,194,059    $   (60,404)   $(35,838,626)   $ 18,811,163
                                           ============    ===========    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                        INTELISPAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                        2000              1999
                                                                    ------------      ------------
Cash flows from operating activities:
  Net loss ....................................................     $(13,771,005)     $ (5,806,864)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ............................        1,947,673           382,506
     Minority interest ........................................         (129,749)          (82,547)
     Unrealized gain on investment ............................          (60,404)               --
     Noncash compensation .....................................          333,910                --
     Bad debt expense .........................................           50,639           176,666
     Loss on disposal of property and equipment,
      intangibles .............................................               --            10,934
     Common stock and warrants issued as compensation for
      services ................................................          217,118         1,118,917
     Noncash interest expense .................................            5,728           276,100
     Decrease (increase) in assets:
       Accounts receivable ....................................         (440,840)         (542,365)
       Prepaid expenses and other current assets ..............         (400,273)          131,995
       Other long-term assets and intangibles .................         (224,362)          (64,128)
     Increase (decrease) in liabilities:
       Accounts payable .......................................          418,635           184,202
       Accrued expenses .......................................          (94,656)          991,121
                                                                    ------------      ------------
          Net cash used in operating activities ...............      (12,147,586)       (3,223,463)
                                                                    ------------      ------------
Cash flows from investing activities:
  Purchases of property and equipment .........................       (3,466,455)         (138,848)
  Purchase of investments and acquisition, net of cash acquired         (570,375)               --
  Proceeds from sale of property and equipment ................               --            40,000
                                                                    ------------      ------------
          Net cash used in investing activities ...............       (4,036,830)          (98,848)
                                                                    ------------      ------------
Cash flows from financing activities:
  Issuance of common stock ....................................       15,549,396        12,851,792
  Proceeds from note payable ..................................               --         2,501,405
  Principal payments on notes payable .........................         (278,033)               --
  Principal payments on notes payable, stockholders ...........               --        (2,426,707)
  Line of credit ..............................................           51,283                --
                                                                    ------------      ------------
          Net cash provided by financing activities ...........       15,322,646        12,926,490
                                                                    ------------      ------------
Net increase (decrease) in cash and cash equivalents ..........         (861,770)        9,604,179
Beginning cash and cash equivalents ...........................        9,631,638            27,459
                                                                    ------------      ------------
Ending cash and cash equivalents ..............................     $  8,769,868      $  9,631,638
                                                                    ============      ============
Cash paid for interest ........................................           74,020            95,383
                                                                    ============      ============
Capital lease obligations incurred for property and equipment .        1,269,593                --
                                                                    ============      ============

Noncash investing activities:
Detail of investments and acquisitions
  Fair value of assets acquired ...............................        9,406,161                --
  Liabilities assumed .........................................       (1,835,786)               --
  Common stock issued .........................................       (7,000,000)               --
                                                                    ------------      ------------
  Cash paid for acquisition ...................................         (570,375)               --
                                                                    ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

                        INTELISPAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1. ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

      ORGANIZATION

      Intelispan, Inc. (the Company) was incorporated on September 15, 1997. The Company was formed with the intention of providing a comprehensive package of data communication services designed to meet the developing global communications and electronic commerce needs of businesses and other organizations. In 1999, the Company completed the development of its technology products and commenced principal operations. The Company is no longer considered a development stage enterprise. The Company's subsidiaries include Contego, LLC which the Company held 66.8% interest at December 31, 2000 and 1999 and 100% interest in Devise Associates, Inc. as of July 1, 2000 as a result the merger (Note 3).

      NATURE OF BUSINESS

      The Company provides managed network services to customers on an outsourced basis, and specializes in providing secure and efficient business-to-business communication and complementary professional services.

- -     Virtual Private Networks. The Company provides remote and site-to-site access through a secure, virtual private network. A virtual private network is a private network that exists within a public or shared network, including the Internet, through which access is controlled and users can communicate securely.

- -     Managed Network Services. The Company manages the networks used by customers. The Company monitors customers' networks and responds to problems to assure the efficient flow of network traffic. The Company also responds to security threats or problems as they are identified.



      FINANCIAL CONDITION

      The company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market,
(v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $35.8 million as of December 31, 2000 and expects to continue to incur operating losses in the near future. Funding of the Company's current and future operating losses and expansion of the Company will require substantial continuing capital investment.

      The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing. During 2000, the Company obtained approximately $15.5 million in connection with the sale of its common stock. Additionally, the Company has positive working capital of approximately $7.2 million.

      Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

      BASIS OF PRESENTATION

      The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of the Company and all subsidiaries. All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassed to conform with the current year presentations.

      The Company's investment in majority-owned subsidiary, Contego, LLC (Note
1), in which rights are held by minority shareholders in the amount of 33.2% at December 31, 2000 and 1999 are included in the financial statements for the respective years ended. Accordingly, the minority's share of losses of Contego, LLC is considered in calculating the net loss.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ACCOUNTING ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

      SHORT-TERM INVESTMENTS

      The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 mandates that a determination be made of the appropriate classification for debt and equity securities with a readily determinable fair value at the time of purchase and a reevaluation of such designation as of each balance sheet date. At December 31, 2000, investments consisted of equity investments. All investments are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are recorded based on the specific identification method. For the years ended December 31, 2000, realized gains were $28,817 and unrealized losses were $60,404. The carrying amount of the Company's investments at December 31, 2000 is shown in the table below:

                                               DECEMBER 31, 2000
                                                             MARKET
                                             COST             VALUE
                                             ----             -----
            Investments:
                Mutual Funds               $406,792         $346,388


      PROPERTY AND EQUIPMENT

      Property and equipment is recorded at cost. Depreciation of equipment is determined using the straight-line method over the estimated useful lives of the related assets, which is seven years for furniture and fixtures, three to five years for equipment and software and four years for leasehold improvements. Depreciation expense charged to operations during the years ended December 31, 2000 and 1999 was $896,367 and $98,054, respectively.

      INTANGIBLES

      Intangibles are recorded at cost and are amortized over their estimated useful lives using the straight-line method. Intangibles at December 31, 2000 and their respective amortization periods are as follows:

                                       DECEMBER 31,
                                           2000
                                       -----------
          Product license fee ....     $   735,530      5 years
          Product license fee ....          10,000      1 year
          Product license fee ....          25,000      2 years
          Trademarks .............           4,990      15 years
          Goodwill ...............       7,924,886      3-10 years
          Other ..................          67,499      5 years
                                       -----------
                                         8,767,905
          Accumulated amortization        (741,074)
                                       -----------
                                       $ 8,026,831
                                       ===========

      The software code was contributed to Contego, LLC by one of its members. The code is no longer in use, and the remaining unamortized portion was written off to cost of sales in 2000 as required by SFAS No.121, Accounting for the Impairment of Long-

Lived Assets and for Long-Lived Assets to Be Disposed Of, relating to the impairment of the software code. The amounts of unamortized software development costs included in intangible assets, net, at December 31, 2000 and 1999 were $0 and $455,195, respectively. The amortization expense for 2000 and 1999 was $1,051,306 and $285,877, respectively.

      LINE OF CREDIT

      At December 31, 2000, the Company had a $750,000 working capital line of credit agreement (the "Credit Agreement") with a bank. The Credit Agreement expires May 2001 and carried an interest rate of 9.49% at December 31, 2000. The Company had approximately $504,560 outstanding at December 31, 2000.

      At December 31, 2000, the Company had $100,000 line of credit ("Credit Agreement #2") with a bank. Credit Agreement #2 expires November 2001 and renews automatically on an annual basis if the Company is in good standing with the bank or becomes a three-year term loan if the Company is deemed not to be in good standing with the bank. Credit Agreement #2 carried an interest rate of 14.25% at December 31, 2000. The Company had approximately $56,000 outstanding at December 31, 2000.

      ACCRUED LIABILITIES

      For the year ended December 31, 2000, accrued liabilities consisted of the following:

                                                       DECEMBER 31, 2000
                                                       -----------------
                  Accrued wages & bonuses               $       350,075
                  Accrued network expenses                      499,464
                  Accrued legal & professional                  367,576
                  Accrued dividends                              83,333
                  Accrued other                                 289,312
                                                        ---------------
                                                        $     1,589,760
                                                        ===============

      ADVERTISING COSTS

      Advertising costs are expensed at the time the advertisement takes place. Advertising expense charged to operations during the years ended December 31, 2000 and 1999 were $727,586 and $0, respectively. As of December 31, 2000, the Company had no prepaid advertising.

      STOCK BASED COMPENSATION

      In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company measures stock-based compensation expense as the excess of the market price on date of grant over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant; therefore no compensation expense is recognized. As an incentive to management and employees, the Company granted stock options below market value during 2000. As a result of granting stock options below fair market value, the Company has recorded a compensation charge in the amount of $171,410 included in general and administrative expenses at December 31, 2000. As permitted, the Company has elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation (Note 10).

      NET LOSS PER SHARE

      Basic earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the Company. The Company's stock options and warrants are potentially dilutive securities. In 2000 and 1999, both potentially dilutive securities were antidilutive and, therefore, are not included in diluted net loss per share.

      IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED
      OF

      The Company accounts for long-lived assets under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In management's opinion, following the impairment note previously, the long-lived assets are appropriately valued in the accompanying balance sheet.

      REVENUE RECOGNITION

      The Company recognizes revenue on a monthly basis for services provided to and accepted by a customer during that month.

      SEGMENT REPORTING

      During 1999, the Company adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 131 establishes annual and interim reporting standards for operating segments of a company. The statement requires disclosures of selected segment-related financial information about products, major customers, and geographic areas (Note 12). With the acquisition of Devise Associates, Inc., the Company increased from one operating segment in 1999 to two operating segments in 2000. The two reportable segments are: Virtual Private Network Services (VPN) and Managed Network Services (MNS). The segments were determined based upon the type of products sold by each segment. Segment income is based upon net income without regard for headquarters expense or other expense allocation. The goodwill amortization from the acquisition is charged to the VPN segment.

      COMPREHENSIVE LOSS

      The Company accounts for comprehensive loss under the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The Company has chosen to disclose comprehensive loss, which consists of net loss and unrealized losses on short-term investments, in the consolidated statements of stockholders' equity and comprehensive loss.

      INCOME TAXES

      The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax benefit represents the change in the deferred tax asset and liability balances (Note 6).

      CREDIT RISK

      The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to the ability to terminate access on delinquent accounts. The potential for material credit loss is mitigated by the large number of customers with relatively small receivable balances. The carrying amount of the Company's receivables approximates their fair values.

      SOURCE OF SUPPLIES

      The Company purchases network equipment from outside vendors. Although numerous suppliers market and sell customer network equipment, the Company currently purchases most of its network equipment components from a single vendor. If the supplier is unable to meet the Company's needs as it continues to build out its network infrastructure, then delays and increased costs in the expansion of the Company's network could result, which would adversely affect operating results.

      The Company has historically contracted its private IP network backbone services from an independent third party. This network backbone serves as the platform for most of the Company's services and is a key component of the Company's product offerings. In November 2000, the Company entered into a contract with an additional supplier of such services to eliminate the Company's dependency upon a single provider and to enable the Company to select best pricing from the providers based upon location, time of day and other pricing factors. Additionally, the Company entered into negotiations with the original supplier resulting in the amendment of the original agreement to modify pricing, eliminate prior period minimum commitment liability and change the available services. Under the new agreement with the original supplier, subject to certain early termination provisions for the supplier's failure to deliver certain services, the Company has committed to purchasing $4.2 million of services from the original supplier during the 42-month term of the Agreement.

      RECENT ACCOUNTING PRONOUNCEMENTS

      The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of the FASB Statement No. 133, in June 1999 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133, in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of the SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of the SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. Upon adoption of the three statements, the Company expects no material impact to its results of operations or financial position.

3. ACQUISITION OF DEVISE

      The Company entered into an Agreement and Plan of Merger as of June 7, 2000 whereby Intelispan Acquisition, Inc., a wholly owned subsidiary of Intelispan, Inc., which was established for purposes of this merger, was merged into Devise Associates, Inc. in a transaction accounted for using the purchase method of accounting. Under the terms of the merger, shareholders of Devise Associates, Inc. received $400,000 and 2,970,824 shares of Intelispan, Inc. common stock in exchange for all of the outstanding shares of Devise Associates, Inc.

      The following unaudited pro forma results of our operations, for the years ended December 31, 2000 and 1999 assume acquisition had been completed on January 1, 1999 (in thousands, except per share data)

                                                        DECEMBER 31,
                                                      2000        1999
                                                    --------    --------
      Revenue                                       $  7,782    $  6,005
      Net loss attributable to common shareholder    (14,318)     (6,654)
      Basic and diluted net loss per share             (0.17)      (0.28)

4. PROPERTY AND EQUIPMENT

      Property and Equipment at December 31, 2000 consists of the following:


                                                           ESTIMATED
                                               2000       USEFUL LIFE
                                          ------------    -----------
         Furniture and fixtures            $   476,896      7 years
         Computer equipment and software     4,726,916      3 years
         Leasehold improvement                 244,724      4 years
         Office equipment                      212,074      5 years
                                          ------------
                                             5,660,610
         Less accumulated depreciation      (1,413,382)
                                          ------------
                                          $  4,247,228
                                          ============

5. NOTES PAYABLE

      In connection with the acquisition of Devise Associates, Inc., the Company assumed Devise's notes payable in the amount of $125,000. These notes are callable with six months notice. As of December 31, 2000, $75,000 remains outstanding. The notes were called in November 2000 and are payable in May 2001. Interest is calculated on $25,000 at 13% and $50,000 at 10% per annum.

     In September 1998, the Company entered into a financial advisory services agreement with a third party. The term of the agreement is three years, unless terminated by either party before the end of the term. In exchange for the agreed-upon financial advisory services and advertising, the Company is obligated to pay the third party an initial payment of $30,000 (expensed during 1998), a fee of $4,000 per month over term of the agreement, and $250,000 non interest bearing note payable, due October 11, 2001. The Company has imputed interest at 11% per annum and charged interest expense, accordingly. The indebtedness evidenced by the note shall be subordinate and junior to any present or future debts and obligations, whether secured or unsecured, arising from the borrowing of money from a bank, trust company, insurance company, pension trust fund, or other financial institution. In June 2000, the agreement was terminated and the indebtedness was forgiven resulting in a gain to the Company of $5,538.

     In March 1999 and April 1999, the Company received convertible debt financing in the amount of $206,250 from a third party. On June 22, 1999, the Company issued a $1,000 promissory note to the third party in exchange for extending the due dates of each note to October 31, 1999. The notes payable bear interest at the rate of 10% per annum. On December 21, 1999, the third party converted $150,000 of the notes payable into units as part of the Company's December private placement. The Company recorded this conversion as a reduction of notes payable and an increase to additional paid-in capital.

     During the period from July 1, 1999 through October 31, 1999, the Company received convertible debt financing in the amount of $750,000. The notes payable had a maturity date of June 30, 2000, bear interest at the rate of 15% per annum and have a premium of 10% of the principal amount. In conjunction with the notes, the Company also issued warrants to purchase 600,000 shares of the Company's common stock at a price of $1.05 per share. On December 21, 1999, the third party converted $856,000 into units in the private placement, representing $750,000 of principal, $75,000 of unamortized note premium, and $31,000 of accrued interest. The Company recorded this conversion as a reduction of notes payable and an increase to additional paid-in capital. This amount is recorded as part of the common shares issued in the December 1999 private placement. In addition, the remaining $147,920 unamortized financing cost associated with the warrants was charged to interest expense upon the conversion of the notes.

     In October 1999, a lender made available to the Company up to $1.0 million in bridge financing. The bridge financing was evidenced by bridge notes that allowed the holder to convert the principal amount of the bridge notes into units in a private placement of equity during December 1999. Between November 1999 and December 1999, the Company ultimately borrowed an aggregate of $595,000 from the lender and its designees. The lender and its designees converted the bridge notes, pursuant to the existing conversion privileges of the lender, into units at the first closing of the private placement on December 21, 1999. As a result of the conversion, at the first closing of the private placement the lender and its designees received 5.95 units consisting of 793,331 shares of common stock and warrants to purchase 396,669 shares of common stock at an exercise price of $0.75 per share. The conversion of bridge notes into units did not result in any income statement effect, but rather a reduction in notes payable and an increase in additional paid-in capital of an amount equal to $377,136. This amount represents $595,000 of principal and $3,539 of accrued interest less $221,403 of unamortized debt discount. This amount is recorded as part of common shares issued in December 1999 private placement.

      In connection with the bridge financing and to induce the lender to raise additional capital for the Company, the Company issued to the lender and its designees bridge warrants to purchase 10,000,000 shares of common stock at an exercise price of $.01 per share, which the lender and its designees exercised in December 1999. The bridge warrants were determined to have a value of $7.4 million based on a Black-Scholes model calculated on the date of grant. The value of the bridge warrants was allocated $349,582 to the bridge notes and $7,050,418 to the private placement of units based on the ratio of debt to equity proceeds. The value of bridge warrants allocated to the debt was to be amortized by the interest method over six months, the term of the bridge notes. Upon conversion of the bridge notes, the unamortized debt discount of $221,403 was recorded as an increase in additional paid-in capital. The value of the warrants attributable to the bridge notes was recorded as a discount and amortized to interest expense. Prior to the conversion of the bridge notes, $128,179 was charged to interest expense. The Company recognized the unamortized discount of $221,403, recorded as a component of "Issuance of bridge warrants and shares to a placement agent in connection with bridge financing and a private placement" in the consolidated statement of shareholders' equity. The Company also recognized non-cash cost of capital of $7,050,418 related to the warrants issued in connection with the December 1999 private placement offering in additional paid-in capital. This amount was recorded as an increase and corresponding decrease to additional paid-in capital.

6. INCOME TAXES

     For the year ended December 31, 2000, the Company generated a net loss for both financial reporting and income tax purposes, and, therefore, no income tax provision has been recorded.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) are as follows:

                                                    DECEMBER 31,
                                                        2000
                                                    -----------
                Net operating loss carryforwards    $ 8,816,507
                Allowance for bad debt ..........        49,165
                Other liabilities ...............       281,435
                Differences in book and tax basis
                  depreciation and amortization .      (265,422)
                                                    -----------
                  Total deferred tax assets .....     8,881,685
                  Valuation allowance ...........    (8,881,685)
                                                    -----------
                  Net deferred tax assets .......   $        --
                                                    ===========

      The valuation allowance increased by $4,937,061 for the year ended December 31, 2000.

      The Company has available approximately $22 million in net operating losses which may be carried forward to offset future federal taxable income for fifteen to twenty years and state taxable income for five years. The Internal Revenue Code substantially restricts the ability of a corporation to utilize existing net operating losses and credits in the event of an "ownership change." The issuance of preferred stock may have resulted in multiple ownership changes since inception of the Company. The federal net operating loss carryforward may be subject to an annual limitation. Any unused annual limitation can be carried over and added to the succeeding year's annual limitation within the allowable carryforward period. Future changes in ownership may result in additional limitations.

7. LEASE OBLIGATIONS

      The Company has entered into lease agreements for office space and office equipment. The Company has accounted for the equipment leases as operating and capital leases. The Company expects to renew or replace the leases in the ordinary course of business. The leases expire from 2001 to 2007. Expense charged to operations related to the leases during the years ending December 31, 2000 and 1999 was approximately $731,911 and $216,355, respectively.

      OPERATING LEASES

      At December 31, 2000, future minimum payments for operating leases required for years ending December 31 are as follows:

               Year ending December 31:
               2001......................    $  917,137
               2002......................       834,264
               2003......................       641,636
               2004......................       281,384
               2005......................       283,255
               2006 and thereafter.......       650,207
                                             ----------
                                             $3,607,883
                                             ==========

      CAPITAL LEASES

      At December 31, 2000, future minimum annual rental commitments for the years ending December 31 under noncancelable capital lease obligations are as follows:

          Year ending December 31:
          2001.............................                  $  410,481
          2002.............................                     425,500
          2003.............................                     420,109
          2004 ............................                      23,947
                                                             ----------
                Total minimum lease payments                  1,280,037
          Less amount representing interest                    (104,272)
                                                             ----------
          Present value of minimum capital lease payments    $1,175,765
                                                             ==========

      The Company had on hand at December 31, 2000 equipment valued at approximately $1,300,000 which has not been placed in lease at December 31, 2000. The leases are 36-month leases. The payments are included in the table above.

      Capital leases are for network, computer and office equipment. Capital lease property included in property and equipment and December 31, 2000 is a follows:

                Network equipment                  $ 1,444,365
                Computer equipment                      22,595
                Office equipment                        35,181
                   Less accumulated depreciation      (263,005)
                                                   -----------
                                                   $ 1,239,136
                                                   ===========

8. SHAREHOLDERS' EQUITY

      PRIVATE PLACEMENT OFFERINGS

      In March 1999, the Company completed a private placement offering in which 542,001 shares of common stock were issued at $1.40 per share for net proceeds of approximately $694,000.

      In December 1999, the Company commenced a private placement offering of up to 250 units at a price of $100,000 per unit. The placement agent had a right to sell an additional 50 units to cover any over-allotments. Each unit consists of
(a) 133,333 shares of common stock and (b) a warrant to purchase 66,667 shares of common stock at an exercise price of $0.75 per share. The warrants are callable by the Company under certain circumstances. The Company issued to the placement agent seven-year warrants to purchase, at an exercise price of $0.75 per share, 33.33% of the shares of common stock (a) included in the units sold and (b) issuable upon exercise of the warrants. The warrants vested upon issuance and are exercisable for a period of 7 years. In connection with the unit warrants and placement agent warrants, approximately $10 million has been allocated to stock warrants. The fair value of the warrants was calculated under the Black-Scholes option pricing model. The following table presents certain information regarding the units sold in this private placement during 1999:

      Units sold ..........................................        139.51
      Shares of common stock issued .......................    18,601,287
      Warrants issued at $0.75 per share ..................     9,300,713
      Agent warrants issued at $0.75 per share ............     9,300,667
      Value of bridge warrants allocated to cost of capital   $ 7,050,418
      Value of 60,000 share retainer as cost of capital ...   $    31,800
      Commissions paid to placement agent .................   $   934,920
      Structuring fees paid to placement agent ............   $   400,680
      Offering expenses ...................................   $   347,808

      During January and February 2000, the Company completed its private placement of 250 units, including the placement agent's exercise of the over-allotment option of 50 units. In connection with the unit warrants and placement agent warrants, approximately $12.5 million has been allocated to stock warrants. The fair value of the warrants was calculated under the Black-Scholes option pricing model. The following table presents certain information regarding the private placement completed during January and February 2000:

                                                 January      February        Total
Units sold .................................        160.49         13.50        173.99
Shares of common stock issued ..............    21,398,613     1,799,996    23,198,609
Warrants issued at $0.75 per share .........    10,699,387       900,005    11,599,392
Agent warrants issued at $0.75 per share ...    10,699,333       900,000    11,599,333
Commissions paid to the placement agent ....   $ 1,123,430   $    94,500     1,217,930
Structuring fees paid to the placement agent   $   481,470   $    40,500       521,970
Offering expenses ..........................   $    52,500   $    57,204       109,704

      CASHLESS CONVERSION OF WARRANTS

      In September 2000, the Company completed an offering to the holders of the 20,900,105 Unit Warrants and 20,900,000 placement agent warrants from its December 1999 and January and February 2000 private placements. In this offering, the Company provided these warrant holders with the one-time right to exercise their warrants, on a cashless basis, using a reduced exercise price of $0.50 and an implied valuation of the Company's common stock (for the purpose of computing the cashless exercise right) of $4.00 per share. The Company did not receive any proceeds from the offering.

      As a result of the offering, holders of 19,806,668 Unit Warrants and 20,835,240 placement agent warrants exercised their rights, resulting in the Company issuing approximately 17,331,058 and 18,230,883 shares of common stock to such holders, respectively. In connection with the modification of the original terms of the unit warrants and placement agent warrants, the Company recorded $10.2 million as a common stock dividend.

      SHARES AND WARRANTS ISSUED TO CONSULTANTS

      In April 2000, the Company entered into an agreement with a marketing firm to provide marketing services. In connection with that agreement, the Company issued to the marketing firm warrants to purchase up to 40,000 shares of Intelispan stock at $3.812 per share. The warrants are exercisable as follows:
10,000 each on July 1 and October 1, 2000 and January 1 and April 1, 2001. The expense incurred during 2000 as a result of issuing these warrants was $23,092.

      In January 2000, the Company entered into an agreement for consulting services with a third party. In connection with that agreement, the Company issued a warrant to purchase up to 125,000 shares at an exercise price of $0.75. The warrants became exercisable at the rate of 1/12th per calendar month during 2000, and were fully vested at calendar year-end. The expense incurred during 2000 as a result of issuing these warrants was $43,127.

      SERIES A PREFERRED STOCK

      In August 1999, seven investors from a July 1998 private placement elected to exchange their original investments into the Company's most recent private placement. These investors originally invested a total of $2.56 million in the July 1998 offering by purchasing 341,333 units at $7.50 per unit. Each unit consisted of a share of common stock and a warrant to purchase an additional half share of common stock. The original investment included the Company's commitment to permit these investors to exchange their investments, at the option of the investor, for an investment in the Company's next private offering. Each investor exercised this right and exchanged their units in the August 1999 private placement, in which the Company offered Series A preferred shares at $100 per share. These preferred shares include a 10% annual dividend, best efforts registration rights and a conversion right into 50 shares of common stock, exercisable at the option of the holder at any time beginning in February 2000. No new investors purchased securities in the August 1999 offering.

      On April 4, 2000, holders of 3,600 shares of Series A Preferred exercised their conversion rights and received 180,000 shares of common stock. On November 1, 2000, a holder of 5,000 shares of Series A Preferred exercised his conversion right and received 250,000 shares of common stock.

      WARRANTS

      At December 31, 2000, the Company had outstanding 1,007,715 warrants to purchase common stock with exercise prices ranging from $0.75 to $7.00 per share. The Company also had outstanding from its January and February 2000 private placements a total of 1,093,437 Unit Warrants and 64,760 Placement Agent Warrants, each exercisable at $0.75 per share.

      SHARES ISSUED AS COMPENSATION

      During fiscal year 2000, the Company issued 165,440 shares of common stock as compensation for services. The Company recorded compensation expense in the amount of $257,500 based on fair value of common stock as a result of issuing the shares. An additional 186,167 shares were issued and placed into escrow to be earned over time.

      PREFERRED STOCK DIVIDENDS

      During fiscal year 2000, the Company issued 69,693 shares of common stock to the preferred stock shareholders as dividends on the preferred stock. The 10% annual dividend can be paid in either common shares of the Company or cash. The Company has not paid the dividends due the preferred shareholders for the November 1, 2000 dividend. The Company owes either $55,000 or 108,640 shares of commons stock included in accrued liabilities in the accompanying balance sheet.

9. SAVINGS PLANS

      The Company has a SIMPLE Plan (the Plan), which covers all legacy employees who have earned or are expected to earn at least $5,000 during the year or who have been employed by the Company for six months. Eligible employees may elect to defer up to $6,000 each year. The Company matches employee deferrals up to 3% of an employee's salary. During 2000 and 1999, the Company contributed $28,806 and $28,135, respectively, to the Plan.

      Devise Associates, Inc. has a 401(k) Savings Plan (Devise Plan) which covers all of legacy Devise employees. Devise would make a discretionary match of 25% of the employees' contribution percentage up to 2% of compensation. The matching contribution vested over four years. Full-time employees could begin immediately. Since acquisition by the Company, contributions to the Devise Plan were $10,036.

      At December 31, 2000, the Plan was discontinued and the Devise Plan was amended to become the Intelispan, Inc. 401(k) Savings Plan with all Company fulltime employees being eligible to participate.

10. STOCK OPTION PLAN

      The Company adopted the Intelispan, Inc. Performance Equity Plan ("1998 Plan") in September 1998. The 1998 Plan provides for the issuance of stock options (incentive and nonqualified), restricted stock grants and other stock-based awards granting the right to purchase up to 2,704,670 shares of common stock to employees, directors, and consultants. Under the stock option provisions of the 1998 Plan, options may be granted to purchase shares of the Company's common stock at not less than fair market value at the date of grant and are exercisable for a period not exceeding ten years from the date of grant.

            Effective with the adoption of the 1998 Plan, the Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company will measure stock-based compensation expense based on the principles of APB No. 25 for the excess of the market price at the grant date over the amount the employee must pay for the stock. SFAS No. 123 requires disclosure of pro forma net earnings and pro forma net earnings per share as if the fair value based method had been applied in measuring compensation expense for awards granted.

      The following tables summarizes the activity under and outside of the plans:

      1998 OPTION PLAN                                              WEIGHTED
                                                                    AVERAGE
                                         NUMBER       EXERCISE      EXERCISE
                                       OF OPTIONS       PRICE        PRICE     EXERCISABLE
                                       ----------       -----        -----     -----------
      Outstanding December 31, 1998    1,733,100    $4.00 - $9.00    $4.23        716,880
        Granted ...................    1,044,708    $0.00 - $3.63    $1.96
        Exercised .................     (262,408)   $0.00 - $2.00    $0.23             --
        Forfeitures ...............     (253,438)   $2.50 - $9.00    $3.52
                                       ---------    -------------    -----     ----------
      Outstanding December 31, 1999    2,261,962    $0.75 - $3.63    $2.51      1,342,693
        Granted ...................           --            --          --
        Exercised .................           --            --          --             --
        Forfeitures ...............     (176,648)   $0.75 - $3.63    $3.09
                                       ---------    -------------    -----     ----------
      Outstanding December 31, 2000    2,085,314    $0.75 - $3.63    $2.46      1,793,304
                                       =========    =============    =====     ==========

      In March 2000, the Company's Board of Directors adopted the Intelispan, Inc. 2000 Equity Incentive Compensation Plan ("2000 Plan") and the Company's shareholders approved the plan on April 4, 2000. The 2000 Plan provides for grants of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, other stock-related awards, and performance or annual incentive awards that may be settled in cash, stock, or other property. Persons eligible to receive awards under the 2000 Plan are the Company's officers, directors, employees, and independent contractors.

      Under the 2000 Plan, the total number of shares of common stock that may be subject to the granting of awards shall not exceed in the aggregate 7.4% of the issued shares of the Company's common stock as of the date the 2000 Plan is adopted; provided that, if the number of issued shares of common stock is increased after such date, the maximum number of shares of common stock for which awards may be granted under the 2000 Plan shall be increased by 7.4% of such increase.

      The following table summarizes activity under this plan:

      2000 OPTION PLAN                                              WEIGHTED
                                                                    AVERAGE
                                         NUMBER       EXERCISE      EXERCISE
                                       OF OPTIONS       PRICE        PRICE     EXERCISABLE
                                       ----------       -----        -----     -----------
      Outstanding December 31, 1999           --               --       --             --
        Granted ...................    5,632,400    $ .26 - $5.88    $2.34
        Exercised .................           --                                       --
        Forfeitures ...............     (461,749)   $1.66 - $4.69    $2.47
                                      ----------    -------------    -----     ----------
      Outstanding December 31, 2000    5,170,651    $0.26 - $5.88    $2.33        659,934
                                      ==========    =============    =====     ==========

      During 1999 and 2000, stock options were issued to employees which were not issued from an existing plan. The following table summarizes the options granted outside of a plan:


      OUTSIDE OPTION PLANS                                           WEIGHTED
                                                                     AVERAGE
                                         NUMBER        EXERCISE      EXERCISE
                                       OF OPTIONS       PRICE         PRICE     EXERCISABLE
                                       ----------   -------------     -----     -----------
      Outstanding December 31, 1999    3,550,000    $1.00 - $2.50     $1.23             --
        Granted ...................    5,875,000    $0.42 - $3.94     $1.23
        Exercised .................           --               --        --
        Forfeitures ...............      (33,250)           $3.94     $3.94
                                       ---------    -------------     -----      ---------
      Outstanding December 31, 2000    9,391,750    $0.42 - $3.94     $1.31      1,108,846
                                       =========    =============     =====      =========

      At December 31, 2000, there were approximately 351,948 and 8,078,076 shares available for grant under the 1998 and the 2000 plans, respectively. The fair value of stock options granted under the plan for the years ended December 31, 2000 and 1999 were $20.3 million and $6.9 million, respectively, based on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected volatility of 170%, risk-free interest rate range of 5.10% to 6.81% and an expected life of 5 years.

     The following table summarizes information about the stock options outstanding at December 31, 2000:

                                     WEIGHTED    WEIGHTED                 WEIGHTED
                                      AVERAGE     AVERAGE                  AVERAGE
      RANGE OF           OPTIONS     REMAINING   EXERCISE     OPTIONS     EXERCISE
      EXERCISE PRICE   OUTSTANDING     LIFE        PRICE    EXERCISABLE     PRICE
      --------------   -----------     ----        -----    -----------     -----
      $0.75 - $3.63     2,085,314      7.93       $ 2.46     1,793,304     $ 2.47
      $0.26 - $5.88     5,170,651      9.43       $ 2.33       659,934     $ 2.63
      $0.42 - $3.94     9,391,750      9.27       $ 1.31     1,108,846     $ 1.85

      Common stock received through the exercise of nonqualified options results in a tax deduction for the Company equivalent to the taxable income recognized by the optionee at time of exercise. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. There were no exercises of such options during the period ended December 31, 2000. Stock grants for 232,408 shares exercisable at no cost to the holders were awarded to consultants in 1999 under the 1998 Option Plan. Accordingly, $353,705 of expense was recorded for fiscal 1999.

     The Company applies APB Opinion No. 25 in accounting for its various stock plans and, accordingly, no compensation costs for the Option Plan are reflected in the consolidated financial statements. Had the Company determined compensation cost in accordance with SFAS No. 123, the Company's net loss per share would have increased the pro forma amounts indicated below:

                                              DECEMBER 31,
                                          2000            1999
                                      ------------    ------------
         Net loss:
           As reported ............   $(13,992,117)     (5,902,864)
                                      ============    ============
           Pro forma (unaudited) ..   $(21,714,689)     (8,448,157)
                                      ============    ============
         Net loss per common share:
           As reported ............   $      (0.17)          (0.28)
                                      ============    ============
           Pro forma (unaudited) ..   $      (0.27)          (0.41)
                                      ============    ============

11. CONTINGENCIES

      The Company is involved in litigation and claims arising in the normal course of operations. In the opinion of management, based on consultation with legal counsel, losses, if any, from this litigation are immaterial.

12. SEGMENTS

      The VPN segment provides virtual private network services to customers that include providing remote access to a corporate local or wide area networks through dial or dedicated access and the resale of Internet services, both dial and dedicated. The MNS segment provides remote management or monitoring of a customer's internal network, and network design, implementation and management consultancy services.

      Business Segments

      YEAR ENDED DECEMBER 31, 2000             VPN             MNS        CONSOLIDATED

      Revenues ........................   $  2,356,998    $  2,884,656    $  5,241,654
      Cost of Sales ...................      4,350,270       1,829,954       6,180,224
                                          ------------    ------------    ------------
      Gross Margin ....................     (1,993,272)      1,054,702        (938,570)
      Selling, General & Administrative     12,300,520       1,606,075      13,906,595
      Operating loss ..................    (14,293,792)       (551,373)    (14,845,165)
      Investment Income ...............      1,039,381          35,622       1,075,003
      Interest Expense ................             --         (23,716)        (23,716)
      Other Income ....................          6,911          15,962          22,873
                                          ------------    ------------    ------------
      Net loss ........................   $(13,247,500)   $   (523,505)   $(13,771,005)
                                          ============    ============    ============

      YEAR ENDED DECEMBER 31, 1999
      Revenues ........................   $    743,709    $         --    $    743,709
      Cost of Sales ...................      1,286,410              --       1,286,410
                                          ------------    ------------    ------------
      Gross Margin ....................       (542,701)             --        (542,701)
      Selling, General & Administrative      4,827,452              --       4,827,452
      Operating loss ..................     (5,370,153)             --      (5,370,153)
      Investment Income ...............         12,073              --          12,073
      Interest Expense ................       (531,331)             --        (531,331)
      Other Income ....................         82,547              --          82,547
                                          ------------    ------------    ------------
      Net loss ........................   $ (5,806,864)   $         --    $ (5,806,864)
                                          ============    ============    ============


      The Company's revenues have all been earned from customers in the United States. In addition, all operations and assets are based in the United States. In 2000, for the VPN segment, two customers accounted for approximately 41% and 14% of the segment revenue. Three customers account for approximately 25%, 15% and 14% of 1999 revenue. For the MNS segment, three customers account for 14%, 13% and 9% of the segment revenue. The Company did not have this segment in 1999.

13. SUBSEQUENT EVENTS

      As of February 1, 2001, the Company owes the preferred stockholders a cash dividend of $42,500 or 75,785 additional common shares. The Company's Board of Directors has not yet determined how this dividend or the November 1, 2000 dividend is to be paid.


      The Company entered into a definitive merger agreement with McLeodUSA Incorporated (Nasdaq: MCLD) on March 17, 2001. Under the terms of the agreement, which have been approved by the Board of Directors of both companies, the Company's shareholders will receive approximately $0.03 of a share of McLeodUSA Class A common stock for each share of Intelispan common stock. McLeodUSA will issue up to 3.5 million new shares to complete the transaction. The transaction is expected to qualify as a tax-free reorganization. The anticipated closing of this transaction is the second quarter of 2001, subject to certain closing conditions including approval by our shareholders.

                                 EXHIBIT INDEX

EXHIBIT
  NO.      DESCRIPTION OF EXHIBIT
- -------    ---------------------------------------------------------------------
  3.1      Amended and Restated Articles of Incorporation of the Registrant(3)

  3.2      Bylaws of the Registrant(2)

  4.1      Specimen of Common Stock Certificate(2)

  4.2      Specimen of Series A 10% Convertible Participating Preferred Stock
           Certificate(2)

 10.1 The GridNet International, Inc. Program Enrollment Terms in connection with its agreement for Data Communication Products or Services dated April 9, 1998 and the Terms and Conditions attached thereto dated February 1998 by and between GridNet International, Inc. and the Registrant*(4)

 10.2      Information Technology Supply Agreement dated September 10, 1997 between Contego, LLC and Security Domain Pty Limited(2)

 10.3      Strategic Alliance Agreement dated December 11, 1997 by and between
           Contego, LLC and GridNet International, Inc.*(4)

 10.4 Distributor Agreement dated January 15, 1999 between Contego, LLC and the Registrant(2)

 10.5 Software License and Distribution Agreement dated June 18, 1998 by and between the Registrant and Cyclone Software Corporation(1)

 10.6      Altiga Networks, Inc. Authorized Distributor Agreement dated June 23,
           1999 between Altiga Networks, Inc. and the Registrant*(4)

 10.7      Performance Equity Plan(1)

 10.8      The Registrant's Severance Plan and Summary Plan Description(1)

 10.9      2000 Equity Incentive Compensation Plan(5)

 10.10 Amended Agreement and Plan of Merger dated June 27, 2000 by and among the Company, Devise Associates, Inc., Intelispan Acquisition, Inc., and William D. Ward (6)

 16.1      Letter from KPMG LLP regarding change in certifying accountant(7)

 21        Subsidiaries of the Registrant

 23.2      Consent of Arthur Andersen LLP

- ----------
 * Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on January 10, 2000.
(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Commission on January 25, 2000.
(3) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2 filed with the Commission on February 25, 2000.
(4) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form SB-2 filed with the Commission on March 21, 2000.
(5) Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 3, 2000.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 11, 2000.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on October 20, 2000.