Form 10QSB
period 2001-03-31
INTELISPAN INC /WA/
filed 2001-05-15
CIK 1028156

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
OR

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

(678) 256-0300
(Issuer’s telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes   X        No

At May 9, 2001 the Registrant had 110,961,371 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes    No

INTELISPAN, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-QSB

Page

Part I. Financial Statements

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheet	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis	7

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds	10

Item 5. Other Disclosures	11

Item 6. Exhibits and Reports on Form 8-K	11

Signatures	12

2

INTELISPAN, INC.
CONSOLIDATED BALANCE SHEET

March 31, 2001

(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$417,374

Short term investments	3,575,048

Accounts receivable, net	2,456,202

Prepaid expenses	378,628

Notes receivable from officers and employees	140,864

Other current assets	417,366

Total current assets	7,385,482

Property and equipment, net	4,090,307

Intangibles, net	7,666,269

Other long-term assets	154,126

$19,296,184

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,762,936

Lines of credit	630,295

Accrued liabilities	1,976,027

Current obligations under capital lease	411,786

Current portion of notes payable	75,000

Other current liabilities	254,336

Total current liabilities	5,110,380

Capital lease obligation	581,101

Shareholders’ equity:

Preferred Stock, $.0001 par value; 10,000,000 shares authorized; 17,000 shares issued and outstanding	2

Common Stock, $.0001 par value; 250,000,000 shares authorized; 109,873,196 shares issued and outstanding	10,987

Additional paid-in capital	53,051,522

Stock warrants	1,194,059

Unrealized loss	(95,513)

Accumulated deficit	(40,556,354)

Total shareholders’ equity	13,604,703

$19,296,184

See accompanying notes to consolidated financial statements.

INTELISPAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31,

	2001	2000

Revenue	$2,442,401	$393,881

Cost of sales	3,095,013	583,516

Gross loss	(652,612)	(189,635)

Operating expenses:

Selling	1,136,133	357,083

General and administrative	2,741,406	1,812,502

Total operating expenses	3,877,539	2,169,585

Operating loss	(4,530,151)	(2,359,220)

Interest expense	(41,641)	(8,935)

Interest income	81,341	287,030

Other income (expense), net	(184,782)	(561)

Minority interest	—	24,885

Net loss	(4,675,233)	(2,056,801)

Preferred stock dividends	42,500	62,143

Net loss applicable to common shareholders	$(4,717,733)	$(2,118,944)

Net loss per common share – basic and diluted	$(.04)	$(.03)

Weighted average common shares outstanding	108,741,827	66,708,432

See accompanying notes to consolidated financial statements.

INTELISPAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,

	2001	2000

Cash flows from operating activities:

Net loss	$(4,717,733)	$(2,118,944)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	754,006	135,928

Bad debt expense	3,970	—

Loss on disposition of property and equipment	345	—

Minority interest	—	(24,885)

Common stock and warrants issued as compensation for services	877	201,405

Unrealized gains on investments	(36,106)	—

Noncash interest expense	—	5,728

Decrease (increase) in assets, net of acquisition:

Accounts receivable	(649,955)	(205,688)

Prepaid expenses	(113,431)	(19,459)

Other current assets	(533,564)	(120,436)

Other long-term assets and intangibles	(23,037)	1,250

Increase (decrease) in liabilities, net of acquisition:

Accounts payable	20,553	324,607

Lease payable	(182,879)	—

Accrued expenses	1,446,877	557,103

Net cash used in operating activities	(4,030,077)	(1,263,391)

Cash flows from investing activities:

Proceeds from sale of property and equipment	2,986	—

Purchase of property and equipment	(239,855)	(742,166)

Net cash used in investing activities	(236,869)	(742,166)

Cash flows from financing activities:

Issuance (repurchase) of common stock	(454,500)	17,399,000

Costs associated with issuance of common stock	—	(1,843,528)

Principal payments on notes payable	(56,000)	—

Net cash provided by (used in) financing activities	(510,500)	15,555,472

Net increase (decrease) in cash and cash equivalents	(4,777,446)	13,549,915

Beginning cash and cash equivalents	8,769,868	9,631,638

Ending cash and cash equivalents	$3,992,422	$23,181,553

See accompanying notes to consolidated financial statements.

INTELISPAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Intelispan, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted principles for complete financial statements.

(1)	Interim Results

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2000 contained in the Company’s Form 10-KSB.

(2)	Recently issued accounting pronouncements

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). This interpretation provides guidance regarding the application of APB Opinion 25 to stock compensation involving employees. This interpretation became effective in July 2000 and did not have a material effect on the Company’s consolidated financial statements.

(3)	Recent Transactions

McLeodUSA, Inc. merger agreement

The Company signed a definitive merger agreement with McLeodUSA Incorporated (Nasdaq: MCLD) on March 17, 2001. Under the terms of the agreement, which have been approved by the Board of Directors of both companies, the Company’s shareholders will receive approximately 0.03 of a share of McLeodUSA Class A common stock for each share of the Company’s common stock. McLeodUSA will issue up to 3.5 million new shares to complete the transaction. The transaction is expected to qualify as a tax-free reorganization. The transaction closing is anticipated during the second quarter of 2001, subject to certain closing conditions, including approval by the Company’s shareholders.

The merger agreement requires the Company to continue operating the business in the normal course, with certain constraints, including a prohibition against obtaining outside equity financing. If the transaction is not completed by the end of the second quarter or is terminated, the Company anticipates the need for immediate equity financing, which may be difficult to obtain and dilutive to the Company’s shareholders, if such financing is obtained at all.

McLeodUSA and the Company have filed with the Securities and Exchange Commission a Registration Statement on Form S-4 (Registration No. 333-59192) relating to the McLeodUSA securities to be issued in the merger. The securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective.

Devise Associates, Inc. merger agreement

On June 30, 2000, the Company purchased all of the issued and outstanding common stock of Devise Associates, Inc., (“Devise”) a provider of managed network services. The Company paid approximately $7.4 million for the capital stock of Devise, consisting of $400,000 in cash and approximately 3 million shares of our common stock (valued at $7 million). The aggregate purchase price, including the cost of acquisition costs of approximately $400,000, was allocated to assets acquired in the amount of approximately $1.7 million and certain liabilities assumed in the amount of $1.7 million, based on their approximate fair market values. The preliminary allocation of excess purchase price resulted in approximately $7.8 million of goodwill and is being amortized on a straight-line basis over ten years. This transaction has been accounted for under the purchase method of accounting.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 2000. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been if the acquisition had been effective on January 1, 2000:

Three months ended
March 31, 2000

Revenue	$1,944,092

Gross Profit	609,410

Operating loss	3,551,323

Loss per common share	$(.05)

Preferred Stock Conversion

During April 2001, all of the remaining holders of Series A preferred stock converted an aggregate of 17,000 shares of Series A preferred stock into 850,000 shares of common stock pursuant to the terms of the Series A preferred. As a result, as of April 19, 2001, there were no shares of Series A preferred stock outstanding.

(4)	Financial Condition

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company’s lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $40.6 million as of March 31, 2001 and expects to continue to incur operating losses in the near future. Funding of the Company’s current and future operating losses and expansion of the Company will require substantial continuing capital investment.

The Company’s strategy is to fund these cash requirements through debt facilities and additional equity financing. During 2000, the Company obtained approximately $15.5 million in connection with the sale of its common stock. Additionally, the Company has positive working capital of approximately $2.3 million.

Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company’s operations and expansion strategies. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

Item 2 — Management’s Discussion and Analysis

Forward Looking Statements and Factors That May Affect Results

      This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend.” Known and unknown risks, uncertainties, and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties are discussed in our filings with the Securities and Exchange Commission and include our ability to retain and grow our user base, our ability to successfully install new users and/or integrate assets obtained through acquisitions, the highly competitive markets in which we operate, and our ability to respond to technological developments affecting the industry.

      All references to “we”, “our”, “us” or “Intelispan” refer to Intelispan, Inc., and its predecessors, operating divisions, and subsidiaries.

      This report should be read in conjunction with our annual report on Form 10-KSB filed April 2, 2001 with the Securities and Exchange.

Overview

      We provide managed network services to our customers on an outsourced basis and specialize in providing secure and efficient business-to-business communication and complementary professional services. We divide this business into two separate business segments:

•	Virtual Private Networks. We provide remote and site-to-site access through a secure, virtual private network. A virtual private network is a private network that exists within a public or shared network, including the Internet, through which access is controlled and users can communicate securely.

•	Managed Network Services. We manage the networks used by our customers. We monitor our customers’ networks and respond to problems to assure the efficient flow of network traffic. We respond to security threats or problems as they are identified. Within this business segment we have our professional services practice where we provide consulting and electronic commerce services and solutions. These services and solutions are designed to augment and complement the existing resources of information technology managers in planning, operating, and managing their network environment.

      We believe that we differentiate our services by integrating complex technologies to create our own branded network services, which enable our customers to

•	reduce capital expenditures;

•	reduce exposure to the risks of outdated technology; and

•	reduce time and effort expended to obtain and manage qualified technical personnel.

      We also attempt to differentiate our services through a comprehensive service level agreement with our customers whereby we guarantee that our services will be highly available with minimum downtime.

      Our results of operations include the results of our wholly owned subsidiary Devise Associates, Inc.

      We generate revenue from four primary sources:

•	Sales of our secure remote access services which include flat monthly fees or monthly fees based on actual hourly usage, plus non-recurring startup costs, and recurring monthly charges for circuit installation and related charges.

•	Sales of Internet access, both wholesale and retail sales. Historically, these sales have provided the majority of our revenue as we have built market presence and awareness for our other products. We expect Internet revenue growth to slow as the market becomes more mature and our service offering becomes bundled into our virtual private network product offerings.

•	Sales of our professional services, typically as part of designing or modifying a network prior to providing our other services.

•	Sales of network management and monitoring services that include flat monthly fees or fees based on the number of devises monitored.

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

      Our operations have been almost entirely funded through equity and convertible debt financing. We have not had limited lines of credit or other credit facilities available to us. We believe that our current cash reserves will satisfy our operating capital needs into June 2001 based upon our current anticipated business activities and provided we meet our expected revenue targets. In addition to our cash reserves, we secured lease financing from Cisco Capital for approximately $3.5 million of which we have currently utilized approximately $1.5 million for use in acquiring Cisco network and other equipment. We have also obtained lease financing for non-Cisco produced products from a third party lease provider of approximately $105,000.

      Our company is changing substantially as a result of changing market conditions and the pending merger with McLeodUSA, Inc., and we believe that an analysis of our historical operating results is not necessarily meaningful. You should not rely on this information as a basis for predicting future performance.

Results of Operations

      The following table provides, for the periods shown, the percentage of total revenue represented by certain line items included in our consolidated statements of operations.

	Three months ended
	March 31,

	2001	2000

Revenue	100.0%	100.0%

Cost of sales	126.7	148.1

Gross loss	(26.7)	(48.1)

Operating expenses:

Selling	46.5	90.7

General and administrative	112.2	460.2

Total operating expenses	158.7	550.9

Operating loss	(185.4)	(599.0)

Interest income (expense) other, net	(7.6)	54.7

Minority interest	—	6.3

Net loss	(193.0)%	(538.0)%

Results of Operations

Three Months Ended March 31, 2001 Compared With the Results of Operations for the Three Months Ended March 31, 2000.

      Consolidated revenue for the three months ended March 31, 2001 was approximately $2,442,000, an increase of approximately $2,048,000 from the three-month period ended March 31, 2000. This represented a percentage increase of approximately 519.8%. Revenue from our virtual private network services segment increased to approximately $1,032,000 for the three months ended March 31, 2001 from approximately $394,000 for the three months ended March 31, 2000, an increase of approximately 161.9%. This is primarily the result of the addition of new customers billed at a flat rate and increased usage by existing customers. Our managed network services segment generated revenue of approximately $1,410,000 for the three months ended March 31, 2001. There was no managed network services segment revenue for the three months ended March 31, 2000. This revenue is the result of developing a professional services practice internally and the recurring revenue associated with the acquisition of Devise Associates, Inc on June 30, 2000.

      Consolidated cost of revenue increased for the period ended March 31, 2001 to approximately $3,095,000 from approximately $583,000 for the three months ended March 31, 2000. This represented an increase of approximately 430.9%. The cost of revenue for providing virtual private network services increased to approximately $1,942,000 for the three months ended March 31, 2001 from approximately $583,000 for the three-month period ended March 31, 2000. The increase is primarily the result of an increase in variable costs associated with additional revenue and the cost of additional network infrastructure and our operations center.

      For the three months ended March 31, 2001, the cost of revenue for our managed network services segment was approximately $1,152,000. There were no costs associated with this segment for the first quarter of 2000. The cost components are primarily salary and benefits for consultants and engineers, operations center personnel, and for the cost of hardware and software that is resold during implementations. The costs associated with this segment are therefore variable costs that will fluctuate directly with increases or decreases in revenue.

      Gross loss for the three months ended March 31, 2001 increased 243.7% to approximately $653,000 from a loss of approximately $190,000 for the three months ended March 31, 2000. For the first quarter of 2001, the virtual private network business segment had a gross loss of approximately $904,000 compared to a gross loss of approximately $190,000 for the first quarter of 2000. The managed network services segment had a gross profit of approximately $252,000 for the three months ended March 31, 2001. There was no managed network services segment for the period ended March 31, 2000.

      Consolidated operating expenses for the three months ended March 31, 2001 were approximately $3,878,000 compared to approximately $2,170,000 for the three months ended March 31, 2000, an increase of 78.7%. Selling expenses for the three-month period ended March 31, 2001 were approximately $1,136,000, an increase of approximately $779,000 or 45.8% over the three-month period ended March 31, 2000. The increase is primarily the result of increased payroll cost for adding sales and sales management personnel.

      General and administrative expenses increased 51.2% for the three-month period ended March 31, 2001 to approximately $2,741,000 compared with approximately $1,813,000 for the three-month period ended March 31, 2000. The increase in cost is the result of additional personnel, the cost of increasing operating locations from two to three, and the carrying cost of supporting additional personnel. As of March 31, 2001, we had 108 employees compared to 61 as of March 31, 2000.

      The net loss attributed to common shareholders was approximately $4,718,000 for the three months ended March 31, 2001 compared to approximately $2,119,000 for the three-month period ended March 31, 2000, an increase of 122.7%. The loss per common share increased to ($.04) per common share on approximately 108,742,000 shares from ($.03) on approximately 66,708,000 shares for the three-month period ended March 31, 2000.

      Capital expenditures for the three-month period ended March 31, 2001 were approximately $240,000 compared with expenditures of $742,000 for the three months ended March 31, 2000. Approximately $117,000 of the expenditure was for software. This software, primarily desktop and network software will be depreciated on a straight-line basis over three years.

Liquidity and Capital Resources

      As of March 31, 2001, our cash and cash equivalents, including short term investments was approximately $3,992,000. This compares with approximately $23,182,000 at March 31, 2000. For the three months ended March 31, 2001 our net cash used in operating activities was approximately $4,030,000 compared with approximately $1,263,000 for the three months ended March 31, 2000. This increase in use of cash is primarily the result of the additional expenses incurred to build out our company infrastructure and operate our business as discussed above.

      Our cash flows used in investing activities was approximately $237,000 for the three months ended March 31, 2001, a decrease of approximately $505,000 over the three month period ended March 31, 2000. The decrease was the result of the acquisition of lesser amounts network and office equipment reflecting the near completion of network and office infrastructure build out.

      For the three months ended March 31, 2001, cash flows provided by (used in) financing activities was approximately ($510,000) compared with $15,555,000 for the three months ended March 31, 2000. In the three months ended March 31, 2001, we spent approximately $455,000 to repurchase shares from a shareholder under a registration rights agreement. The approximately $15,550,000 that we received during the first quarter of 2000 consisted of proceeds from the private placements of units.

      Our working capital requirements for future periods depend upon numerous factors, including the timing of expenditures related to our network infrastructure, the rate at which we expand our staff, and our ability to meet revenue projections, among other items. While we cannot predict the timing and amount of our future expenditures, we believe that we have sufficient cash on hand to fund our current operations through the second quarter of 2001, provided we meet our expected revenue targets. We should have sufficient capital to carry us through the pending merger with McLeodUSA, assuming the transaction is completed within the second quarter of 2001.

      If the pending merger with McLeodUSA is not completed during the second quarter of 2001, we will require additional financing, which (if available) may come from future equity or debt offerings that would likely result in further and substantial dilution to our existing shareholders. Adequate capital may not be available at that time and the lack of such capital could adversely affect our business.

Part II. Other Information.

Item 2 — Changes in Securities and Use of Proceeds.

As a prerequisite to entering into the merger agreement, we granted McLeodUSA the option to purchase up to 21,723,476 shares of our common stock, constituting approximately 19.9% of the outstanding shares of our common stock as of March 17, 2001, at an exercise price, payable in cash, of $0.36 per share. If additional shares of our common stock are issued after March 17, 2001, the number of shares of our common stock subject to the option shall be adjusted upward to equal, but not exceed, 19.9% of the voting shares of our common stock then issued and outstanding. The exercise price may be adjusted to ensure that the aggregate spread value (the excess amount, if any, of the average of the last reported sales prices of shares of the our common stock on the OTCBB during the ten trading days immediately before the notice date of the exercise over the exercise price of the option) under the option exercised by McLeodUSA, together with the termination fee, pursuant to the merger agreement, do not exceed $1.6 million. McLeodUSA may exercise the stock option, in whole or in part, at any time or from time to time after the occurrence of an event that would require us to pay McLeodUSA the $1.2 million termination fee pursuant to the merger agreement. We issued the option without cash consideration, and without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

The stock option agreement is intended to increase the likelihood that the merger will be completed. Consequently, aspects of the stock option agreement may have the effect of discouraging persons that might be interested in acquiring all or a significant interest in us or its assets before the consummation of the merger.

McLeodUSA may exercise the stock option, in whole or in part, at any time or from time to time after the occurrence of an event that would require us to pay McLeodUSA the $1.2 million termination fee pursuant to the merger agreement.

Under the terms of the stock option agreement, at any time during which McLeodUSA may exercise the stock option, McLeodUSA has the right to require us, or any successor entity, to repurchase from McLeodUSA all or any part of the stock option, to the extent not previously exercised (the “McLeodUSA Put”).

      The price for the McLeodUSA Put will be the difference between:

(1)	the “market/tender offer price” for shares of our common stock as of the date on which McLeodUSA gives us written notice of its intent to exercise its put rights, which is defined as the higher of:

•	the highest price per share offered as of the notice date pursuant to any tender or exchange offer or other competing transaction which was made prior to the notice date and not terminated or withdrawn as of the notice date of the exercise of the McLeodUSA Put; or

•	the average of the closing prices of shares of our common stock on the OTCBB for the ten trading days immediately preceding the notice date of the exercise of the McLeodUSA Put; and

(2)	$0.36, multiplied by the number of shares of our common stock purchasable pursuant to the stock option agreement, or portion thereof with respect to which McLeodUSA can exercise its put right under the stock option agreement, but only if the market/tender offer price exceeds $0.36.

However, the proceeds payable to McLeodUSA as a result of the McLeodUSA Put, together with the aggregate spread value under the option previously exercised by McLeodUSA and the $1.2 million termination fee pursuant to the merger agreement, will not exceed $1.6 million.

Following any exercise of the option under the stock option agreement, McLeodUSA may, by written notice, request that we register under the Securities Act all or any part of the shares of our common stock acquired pursuant to the stock option agreement. Any request to register the shares must be pursuant to a bona fide firm commitment underwritten public offering, and the underwriter of the offering must be an investment banking firm of nationally recognized standing that in good faith believes it will be able to sell the securities at a per share price equal to at least 80% of the fair market value of such securities. “Fair market value” will mean the per share average of the closing sale prices of the shares of our common stock on the OTCBB for the ten trading days immediately preceding the date of the registration notice. We are required to use our best efforts, as promptly as practicable, to register the unpurchased registrable shares of our common stock. McLeodUSA is not entitled to more than an aggregate of two effective registration statements and we will not be required to file any registration statement during a certain period of time when:

•	We are in possession of material non-public information that we reasonably believe would be detrimental to be disclosed at that time and, after consultation with our legal counsel, we determine that the information would have to be disclosed if a registration statement were filed at that time, but the period of time during which we are not required to register shares of our common stock in this case will not exceed 40 days;

•	We are required under the Securities Act to include audited financial statements for any period in the registration statement and such financial statements are not then available for inclusion in the registration statement, but the period of time during which we are not required to register shares of our common stock in this case will not exceed 90 days;

•	We determine, in our reasonable judgment, that the registration would interfere with any financing, acquisition or other material transaction involving us or any of our affiliates, but the period of time during which we are not required to register shares of our common stock in this case will not exceed 90 days.

Such registration will be effected at our expense, except for underwriting discounts and commissions and the fees and expenses of counsel to McLeodUSA.

      The McLeodUSA option will terminate upon the earlier of:

•	the effective time of the merger;

•	the termination of the merger agreement pursuant to its terms, other than a termination in connection with which McLeodUSA is entitled to the payment of the termination fee pursuant to the merger agreement;

•	12 months following the date on which a termination fee becomes due and payable pursuant to the merger agreement.

During April 2001, all of the remaining holders of Series A preferred stock converted an aggregate of 17,000 shares of Series A preferred stock into 850,000 shares of common stock pursuant to terms of the Series A preferred. As a result, as of April 19, 2001, there were no shares of Series A preferred stock outstanding.

Item 5 — Other Disclosures.

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

McLeodUSA and Intelispan have filed with the Securities and Exchange Commission a Registration Statement on Form S-4 (Registration No. 333-59192) relating to the McLeodUSA securities to be issued in the merger. The securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

McLeodUSA and Intelispan have filed a proxy statement / prospectus and other documents regarding the proposed business combination transaction referenced above with the Securities and Exchange Commission. Investors and security holders are urged to read the proxy statement / prospectus, when it becomes available, because it will contain important information. A definitive proxy statement / prospectus will be sent to our security holders seeking approval of the transaction. Investors and security holders may obtain a free copy of the definitive proxy statement / prospectus (when they are available) and other documents filed by McLeodUSA and Intelispan with the Commission at the Commission’s web site at www.sec.gov.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001

INTELISPAN, INC

By: /s/ Scot A. Brands

Scot A. Brands

Vice President — Chief Financial Officer

(Principal Accounting Officer)